Form 10QSB
period 1999-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 1999-05-27
CIK 1061288

                U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Commission file number 0-24259

                 Australian-Canadian Oil Royalties Ltd.
   (Exact name of small business issuer as specified in its charter)

   British Columbia, Canada                                 75-2712845
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            I. D. Number)

       1304 Avenue L, Cisco, Texas                               76437
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (254) 442-2658

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of March 31, 1999.

Transitional Small Business Disclosure Format (check one);
    Yes [ ]  No [X]

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.



                           TABLE OF CONTENTS

                             March 31, 1999

                                                                    Page

PART I.   FINANCIAL INFORMATION

  Item 1:  Financial Statements

    Report on Review by Independent Certified Public Accountants  .   3

    Balance Sheet  .  .  .  . .  .  . .  .  . .  .  . .  .  .  .  .   4

    Statement of Operations   .  .  . .  .  . .  .  . .  .  .  .  .   5

    Statement of Cash Flows   .  .  . .  .  . .  .  . .  .  .  .  .   6

    Selected Information Regarding the Financial Statements    .  .   7


  Item 2:  Management's Discussion and Analysis
             or Plan of Operation   . .  .  . .  .  . .  .  .  .  .   8

Part II:    OTHER INFORMATION

  Item 6:   Exhibits and Reports on Form 8-K  .  . .  .  .  .  .  .   9


    Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of March 31, 1999, and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

May 13, 1999

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                             BALANCE SHEETS

                                                March 31,      December 31,
                                                  1999             1998
                                                ---------       ---------
                                               (Unaudited)
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $ 258,892       $ 263,188
  Royalties receivable                              1,624           1,674
  Prepaid expenses                                  1,965           1,965
                                                ---------       ---------
     Total Current Assets                         262,481         266,827
                                                ---------       ---------

PROPERTY AND EQUIPMENT
  Oil and gas properties                          307,976         307,976
  Accumulated depletion                            (2,300)         (2,061)
                                                ---------       ---------
     Total Property and Equipment                 305,676         305,915
                                                ---------       ---------

OTHER ASSETS
  Investment-Cooper Basin Oil & Gas, Inc.           2,112              -
  Organization costs                                2,645           2,645
  Accumulated amortization                         (1,058)           (926)
                                                ---------       ---------
      Total Other Assets                            3,699           1,719
                                                ---------       ---------
TOTAL ASSETS                                    $ 571,856       $ 574,461
                                                =========       =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, trade                       $   1,835       $   3,356
                                                ---------       ---------
      Total Current Liabilities                     1,835           3,356
                                                ---------       ---------

STOCKHOLDERS' EQUITY
  Common stock (50,000,000 shares
    authorized; no par value; 5,150,000
    shares issued and outstanding)                602,448         602,448
  Accumulated deficit                             (32,090)        (31,006)
  Other comprehensive income:
    Foreign currency translation adjustment          (337)           (337)
                                                ---------       ---------
      Total Stockholders' Equity                  570,021         571,105
                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 571,856       $ 574,461
                                                =========       =========


See accompanying selected information.

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1999 and 1998

                                                     1999          1998
                                                  ---------     ---------
OIL AND GAS REVENUES                              $   1,194     $   1,553

COST OF SALES
   Depletion                                            239           233
                                                  ---------     ---------
   GROSS PROFIT                                         955         1,320
                                                  ---------     ---------

OPERATING EXPENSES
   Personnel costs                                    1,684         1,718
   Professional fees                                    685         5,215
   Accounting                                             8         1,551
   Other                                                181         1,006
                                                  ---------     ---------
      Total Operating Expenses                        2,558         9,490
                                                  ---------     ---------

OPERATING LOSS                                       (1,603)       (8,170)

OTHER INCOME
   Interest and dividends                               877            -
                                                  ---------     ---------

NET LOSS BEFORE INCOME TAXES                           (726)       (8,170)

   Australian income taxes                             (358)         (468)
                                                  ---------     ---------

NET LOSS                                          $  (1,084)    $  (8,638)
                                                  =========     =========



BASIC (LOSS) PER COMMON SHARE                     $   (0.00)    $   (0.00)
                                                  =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
    Basic                                         5,150,000     4,000,000
                                                  =========     =========


See accompanying selected information.

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                        STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 1999 and 1998
            Increase/(Decrease) in Cash and Cash Equivalents


                                                     1999          1998
                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                      $  (1,084)    $  (8,638)
  Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depletion and amortization                         371           381
  Change in current assets:
       Royalties receivable                              50           212
       Prepaid expenses                                  -             -
  Change in current liabilities:
       Accounts payable                              (1,521)        4,439
                                                  ---------     ---------
  Net Cash (Used In) Operating Activities            (2,184)       (3,606)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary - Cooper
     Basin Oil and Gas, Inc.                         (2,112)           -

CASH FLOWS FROM FINANCING ACTIVITIES                     -             -
                                                  ---------     ---------
NET INCREASE IN CASH                                 (4,296)       (3,606)

CASH, BEGINNING OF PERIOD                           263,188        39,347
                                                  ---------     ---------

CASH, END OF PERIOD                               $ 258,892     $  35,741
                                                  =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                   $     358     $     468
   Interest expense                                      -             -

Non-Cash Transactions                                  None          None



See accompanying selected information.

    AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
    SELECTED INFORMATION FOR FINANCIAL STATEMENTS
    (Unaudited)
    March 31, 1999



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2:   INVESTMENT IN SUBSIDIARY

During the first quarter of 1999, the Company invested $2,112 in Cooper Basin Oil & Gas, Inc. for a 20% ownership interest. The amount invested was based on 20% of the costs to file and pursue six Australian concessions. Cooper Basin was unsuccessful in its effort to obtain a concession in this round. However, the Company and its partners plan to have Cooper Basin continue its efforts to obtain one or more Australian concessions. The Company will pay its pro rata share of all costs of obtaining and maintaining any concessions obtained by Cooper Basin and will share accordingly in any proceeds received from activities regarding such concessions.

Item 2. Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

Australian-Canadian Oil Royalties Ltd. (ACOR or the Company) is currently focusing on two plans of operation: 1) The 27,319,087 gross acres and under which the Company holds 955,521 net royalty acres of overriding royalties in Australia. Eleven wells were drilled on these overriding royalties last year resulting in eight oil wells and three gas discoveries. These wells were paid for by the working interest holders, which are major companies. ACOR holds overriding royalties so our company takes a free ride, but participates in the gross production.
2) Some areas are opening for lease from the Government between excellent producing fields in South Australia. ACOR has participated in seven applications in South Australia and Queensland, Australia since October, 1998. All of these applications were unsuccessful due to keen competition from many oil companies. We plan to apply for new areas which have just become available in Australia.

ACOR's primary goal is to pursue applications on new areas in Australia.

Results of Operations

Oil and Gas Revenues declined from $1,553 to $1,194 in comparing March 31, 1998 to March 31, 1999. This decline was due to the low price of oil. Total Operating Expenses were $2,558 on March 31, 1999 compared to $9,490 for the period ended March 31, 1998. The Company had a net loss of $1,084 for the period ended March 31, 1999 compared to $8,638 for the period ended March 31, 1998.

The Company was extremely busy during the quarter in geological and geophysical investigation in South Australia and has regional seismic summary maps over all of the former PEL's 5 & 6, which represents South Australia's main gas and oil producing area. We now have a database of well information on all wells drilled covering this same area. We currently have a representative in South Australia investigating the new areas which have just become available for application.


Liquidity and Capital Resources

The principle asset of ACOR is their oil and gas properties, which is $307,976. The Company's cash position was $258,892 on March 31, 1999, compared to $263,188 on March 31, 1998. Stockholders' Equity remained about the same comparing March 31, 1999 to March 31, 1998 being $570,021 and $571,105 respectively. The Company has essentially no outstanding debts or liabilities.

As of March 31, 1999, The Company had a cash balance of $258,892. The Company's capital requirements to conduct its plan of operation is not significant at this time. Management believes that its current cash balance is sufficient to fund immediate needs. However, long term plans may require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farmout interests in any oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's securities. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Year 2000 Issues

Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems may be affected by the Year 2000.

The Company has completed an internal assessment of the Year 2000 issue and believes that its computer equipment and information technology systems are Year 2000 compliant. The Company's computer equipment was purchased within the prior two years and the Company has been informed it is Year 2000 compliant. The Company uses a commercially available accounting software program and the 1998 Microsoft Word word processing program. The Company has been advised that those software programs are Year 2000 compliant.

The Company has not completed the process of verification of whether vendors, suppliers and significant customers with which the Company has material relationships are Year 2000 compliant. Under a worst-case scenario, if the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including supplier and service customer delays resulting in short- term delay of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. The Company does not expect that costs of remediating its Year 2000 issues will be material and has not incurred any material costs associated with its assessment of the Year 2000 issue. The Company does not currently have a Year 2000 contingency plan.


PART II.  OTHER INFORMATION

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

            None

        Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended March 31, 1999



                             SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Australian-Canadian Oil Royalties Ltd.

Date: May 26, 1999                By: /s/ Robert Kamon
                                      Robert Kamon, Secretary and
                                      Principal Financial Officer