Form 10KSB40
period 1999-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2000-04-14
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-KSB

        Annual Report Pursuant to Section 13 of 15(d) of
                Securities Exchange Act of 1934


          For the fiscal year ended December 31, 19999
                Commission file Number: 0-24259


             AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


BRITISH COLUMBIA, CANADA                       IRS No. 75-2712845

                         P.O. Box 1629
                          1301 Ave. M
                       Cisco, Texas 76437

                         (254) 442-2638

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12 (g) of the Act:

                   Common Stock, no par value

The registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

State the aggregate market value of the voting stock held by non- affiliates of the Registrant as of April 12, 2000.

      Common stock 1,150,000 shares, $575,000.00 Market Value

On December 31,1999 the Registrant had 5,150,000 shares of Common Stock outstanding with no par value. On January 1, 2000 the total number of shares outstanding were 5,150,000.

                           PART I


  ITEM 1.  DESCRIPTION OF BUSINESS

  (a)  Business Development

  Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1304 Avenue L., Cisco, Texas 76437.

  The business of ACOR during 1999 was to make a study of available oil and gas development acreage in Australia and select and apply for an exploration permit on the area which demonstrates a high probability of success with the maximum rate of return for dollars invested. The area selected is offshore in the most prolific oil- producing basin in Australia, approximately 1 1/2 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits.

  The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. There are currently 23 producing wells in this field. Present cumulative production figures are approximately 46,000,000 barrels per producing well. The average Kingfish well has produced as much oil as 5,000 to 6,000 oil wells in Central West Texas. The permeabilities in the pay section ranges between 5,000 millidarcies and 40,000 millidarcies, which is extremely high.

  At the April 6, 2000 New York crude price of $26.00 per barrel, this amounts to approximately $US 1,196,000,000 gross return per well. The cost of drilling a Kingfish well is approximately $US 5,500,000, therefore the production is approximately 217 times the drilling and completion costs. During flush production, the wells were making 6,400 barrels of oil per day.

  ACOR (50%) and Ely Sakhai (50%) have applied for the 214,000 acre application area V99-2 in offshore Victoria. ACOR-Sakhai engaged International Oil Lease Service Corp. (IOLSC) to lease the area for them for $US25,000 and a 2% overriding royalty interest on a no delivery-no pay basis. Robert Kamon is Secretary of ACOR and President and Director of IOLSC. Mr. Sakhai has committed his sizable financial statement and personal backing to the application. Otherwise, it would not have been possible for ACOR to demonstrate the large financial liquidity required for the application.

  The ACOR-Sakhai exploration bid on the area is very aggressive and the Victoria and Commonwealth Governments both extended their first invitation to meet with ACOR/Sakhai to review the application.

  Prior to the meeting, ACOR-Sakhai entered into an arrangement committing 75% of the working interest in V99-2 to an oil and gas operations director who has drilled several thousand wells in the United States and a number of wells offshore. At the meeting, the operations director, on behalf of ACOR-Sakhai, submitted an additional $US 20,000,000 performance bond to guarantee the first 3 years expenditure to both Governments' six representatives, plus resumes of the excellent technical staff for the operation. These individuals have been selected as the key personnel for the exploration and drilling program and are presently on the operator's payroll.

  At this time there is approximately $US 5,000,000 worth of seismic completed on application area V99-2. ACOR-Sakhai has purchased the seismic data and currently has it on the hard drives of their computers. A copy has been submitted to the Company's Chief Geologist for the area. In addition the Company has committed to three 3-D seismic programs on the area.

  On present mapping there are 14 structures on the application area V99-2, which includes one oil and gas field with 16 pays and over 1,000 feet of pay section and a second with one gas pay section. Appraisal wells will need to be drilled to bring these fields into production.


  Quoting from VIMP Report 61, published by the Victorian Government:

       "The Kingfish Southeast Prospect is the largest structural play in V99-2. It has a four-way dip (fault, independent closure) mapped at several intra- Latrobe horizons and at the top of the Golden Beach Subgroup. This play is estimated to contain 117 million barrels of recoverable oil.

       The Archer/Anemone/Anemone Southeast areas could be developed together. Total developable reserves are potentially 35.5 million barrels of oil and 117 billion cubic feet of gas."


  The Breem, Kingfish and Kingfish Southeast Structures are in the same primary trend. The fault structure, through the middle of the Kingfish Field, extends into the Kingfish Southeast Structure on V99-2. Drilling a well on each of the Kingfish Southeast Anticline and the Anemone Southeast Structure is included in the first three years work program, as well as other drilling.

  The Application includes nine offshore exploration wells with minimum total expenditures of $A 93,000,000.00 ($US 55,800,000.00). Experienced offshore drilling personnel have been engaged for the program and are currently on the payroll. The Chief Australian Geologist has years of experience in the geology of the offshore South Gippsland Basin.

  The Company was organized to engage in the oil/gas business and to purchase, hold and sell producing and non-producing oil and gas royalty interests in Australia, Canada and the United States. Since its organization, ACOR has acquired overriding royalty interests (ORRIs) under eleven concessions covering 13,621,619 gross surface acres in Australia. Production has been discovered on five of the properties where ACOR holds ORRIs. The Company is currently receiving revenues from three of the ORRIs, Authorities to Prospect 299, 267 and 543. Total gross revenues received from ATP 299, ATP 267 and ATP 543 for the year 1999, were $7,118.

  The Company plans to further develop its business by forming consortiums of oil and gas entities with the necessary financial strength to apply for Australian oil and gas concessions, which involve certain financial requirements for exploration and drilling activities.

  Since its organization in 1997, the Company has not been involved in any bankruptcy, receivership, or similar proceeding and has undergone no material reclassification, merger, or consolidation.

  (b) Business of Issuer

  As a purchaser and holder of overriding royalty interests, ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed following. The average sales price per barrel of oil from Australia during 1999 was $US18.36.

  The acquisition, exploration, development, production and sale of oil and gas are subject to many factors that are outside the Company's control. These factors include: market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, the Company generally has no control over whether the owner or operator of leases to which its overriding royalty interests are attributable will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced on properties in which the Company has an interest or affect whether wells will be drilled on such properties, and could otherwise materially affect ACOR's earnings.

  Competition and Markets

  The Company is competing with other oil companies for an oil and gas permit covering V99-2. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies.

  Foreign Taxes and United States Tax Credits

  As a result of its overriding royalty interests attributable to properties outside the United States, the Company is subject to the imposition of taxes by foreign governments upon the Company's income derived from such foreign jurisdictions. These taxes are of various types, with differing tax rates, and are subject to change. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a
                                     4
  particular jurisdiction may occur. The current corporate income tax rate in Australia, for overriding royalty interests, is approximately 30% of net profits. Offshore production is exempt from royalty, but is subject to the Petroleum Resource Rent Tax. The Petroleum Resource Rent Tax is figured out of indexed net income. Indexing increases deductions from net income and reduces the net through these deductions. These figures are calculated by using various rates such as GDP and other rates. The Petroleum Resource Rent Tax is a deduction from income tax.

  As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Australian-source income is subject to a 46% tax (on Canadian dollars). We believe the 30% Australian tax should be a credit toward the payment of the 46% Canadian tax under double taxation treaties between the countries.

  The Company is taxable in the U.S. on U.S. source income. Because there has been neither U.S. source net income nor any income effectively connected with a U.S. trade or business, there have been no U.S. taxes incurred to date.

  Governmental Regulation

  Oil and gas operations are subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations and earnings in the future.

  The Company's operations could also be affected from time to time by other federal, state and local laws and regulations and by political developments, such as the Native Title issue in onshore Australia. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and even to interruption or termination by governmental authorities.

  In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company or its properties at the time of their acquisition may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by the state governments of South Australia or Queensland, where all of the foreign oil and gas properties from which the Company receives royalty income are currently located. The same applies for the government of Victoria, in the event ACOR/Sakhai is successful in acquiring application area V99-2.

  Foreign Currency

  Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States.

  Personnel

  The Company employs two people who serve the Company as needed on a part-time basis, and an outside consultant. The Company expects a sizable increase in personnel if application area V99-2 is granted. Several individuals are on the joint venture payroll at the present time.

  Definitions

  The following definitions are provided to clarify certain terms used in this report:

  Application Area - An area for which the Company has applied for the grant of an Exploration Permit.

  Authority to Prospect ("ATP") - a concession granted by the State of Queensland, Australia, which entitles its holders to an exclusive right to explore for oil and natural gas in Queensland in the particular area covered by the ATP. Each ATP has an initial term of four years. The area covered by an ATP is reduced by relinquishment of approximately one-fourth of the area at the start of the third year of its effectiveness and an additional one-fourth of the original area at the start of the fourth year of its effectiveness. The area to be relinquished is chosen by the holder of the ATP. An ATP will require some kind of geological and/or geophysical operations, such as new seismic or seismic interpretation, drilling or other operations during the term of the tenure. The amount of work to be performed depends upon the expenditures required for each specific year of the tenure. Holders are only required to expend those amounts as set out in the original concession document. Applications for renewal may be filed at the time of expiration of an ATP.

  Developmental Wells - oil and gas wells drilled within the proven area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

  Dry Hole - a well found to be incapable of producing oil or gas in sufficient quantities to justify completion.

  Exploration Permit   an exclusive offshore exploration permit with a term
  of six years. Said permit is managed by the Victorian State Government.

  Exploratory Well - a well drilled to find and produce oil and gas in an unproved area or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.

  Gross Production - the total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

  MCF - thousand cubic feet of natural gas

  MMCF - million cubic feet of natural gas

  Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of January 5, 1999 and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added. Overriding Royalty Interest ("ORRI") - an interest assigned out of the lessee's leasehold or working interest. The amounts payable from ORRIs are payments calculated as a percentage of either gross production or the gross revenues of the working interest (based on the wellhead price) from a concession or lease, usually free and clear of all exploration, drilling and development and production costs, except for any applicable taxes and federal levies. In calculating the wellhead price, pipeline and trucking costs have already been deducted from the refinery price. The overriding royalties discussed herein are generally expressed as a percent of the gross production.

  Petroleum Exploration License ("PEL") - an exclusive oil and gas exploration permit issued by the South Australian Department of Primary Industries and Resources. The initial term of the tenure is for a five (5) year period.

  Producing Wells - wells capable of producing oil or gas in commercial quantities, including those wells capable of producing in commercial quantities that are shut in, or wells which are not currently producing in commercial quantities but have been commercially productive in the past.

  Royalty - generally, a share of the production reserved by the grantor of an oil or gas lease or concession. The royalty interest is customarily free of cost or expense incident to exploration, development or production, except for production or gathering taxes.

  Working Interest ("WI") - all or a fractional part of the ownership rights granted by a concession or lease. The owner of a WI or a part thereof pays all costs of exploration and is entitled to the gross production, less royalties retained by the grantor or lessor, and less ORRIs or other non-operating interests created and assigned from the WI. The owner of a WI may incur operating expenses in excess of income.

  Petroleum Resource Rent Tax   a tax on net income in Australia reduced by
  indexing on offshore production, which replaces the royalty and is a deduction from Australian income tax.


  ITEM 2.  DESCRIPTION OF PROPERTY

  The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of February 1, 2000 (date of the title searches on the properties), and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.



                                                    Percentage
                                                     of 1% of         Net
                     Area &                 Gross      Gross        Royalty
 No. Of Wells      Concession Holder        Acres   Production  Acres  Blocks
-----------------------------------------------------------------------------
267 - 21 wells   Santos Producing Block     558,000    17.15%    7,656    30
299 - 65 wells   Santos Producing Block     446,400    05.75%    2,053    24
543 -   1 well   Vernon E. Faulconer
                   Australia Inc.         1,545,600    25.00%   30,912    84
560 -   3 wells  First Sourcenergy
                   Group Inc.               868,430    25.00%   17,369    46
Patchawarra SW   Santos Producing Block   1,069,717    06.25%    5,349    58



  The following table sets forth the undeveloped acreage in which the Company had an ORRI in Australia as of February 1, 2000, the date of the title searches on the Queensland properties.


                                                    Percentage
                                                     of 1% of        Net
                                             Gross     Gross        Royalty
     Area          Concession Holder        Acres  Production   Acres  Blocks
------------------------------------------------------------------------------
     538         Dyad Australia, Inc.       483,600    03.80%    1,470    26
     544         Australian Petroleum
                   Industries Pty. Ltd.     911,400    08.08%    5,891    49
     550         Discovery Geo (AUSTRALIA)
                   Corporation              390,600    25.00%    7,812    21
     554         Dyad Australia, Inc.       483,072    25.00%    9,662    25
     582         Cooper-Eromanga Oil,Inc. 6,716,000    67.10%  360,515   365
     616         East Jackson Oil, Inc.     148,800   333.33%   39,680    80

  The estimated number of non-producing wells on the above areas is included below:

        Area                      Estimated number of
                                   non-producing wells
        267                                5
        299                                8
        543                               10
        560                                8
        538                                2
        544                                6
        550                                5
        554                                2
        582                                1
        616                                3

  The total acreage under which ACOR holds overriding royalty interests in Queensland and South Australia is 491,612 net royalty acres under 13,621,619 gross surface acres.

  ACOR holds overriding royalty interests in eleven concessions covering 13,621,619 surface acres in the Eromanga and Cooper Basins in Australia. Production has been discovered on five of the concessions. The Eromanga Basin encompasses the southwestern portion of the province of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin. The Cooper Basin is located in the northeast part of the province of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of 1,056,000,000 barrels of oil equivalent and is making $A930,000,000 worth of oil, gas and associated hydrocarbons per year (equivalent to about $550 million in U. S. dollars).

  On the 13,621,619 surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

  ACOR is currently receiving revenues from three of its overriding royalty interests - ATP 267, ATP 543 and ATP 299.

  Plans for the next 12 months on the areas in Queensland and South Australia are at the discretion of the working interest holders, as are any costs associated with operations. All Company assets associated with these properties are overriding royalties, therefore, all exploration costs are borne by the working interest holders.

  On ATP 543, a successful gas well was completed with an initial potential of 6.2 million cubic feet of gas per day. This well has just gone on-line after completion of a new pipeline.

  ITEM 3. LEGAL PROCEEDINGS

  The Company was not a party to any legal proceedings as of December 31, 1999. However, the Company plans to work with legal counsel in Australia to undertake necessary litigation to perfect its title in an overriding royalty interest in the Patchawarra Southwest Block of PEL 5 and PEL 6. The overriding royalty interest was created in June, 1971, and since that time has been assigned to six different companies with the last assignee being ACOR. The Company has determined that due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect past royalty payments of approximately $36,081, and royalty payments in the future. The expected cost of the barrister's fees for ACOR's part will be approximately $15,750 in addition to any stamp duty which may be required, or other potential fees.


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  Not Applicable



                                  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

  (a) Market Information

  Currently, there is a public trading market for the Company's common stock in the States of New York, Colorado, and Florida, for 1,150,000 of the total 5,150,000 shares of the Company; however, the Company is not presently a member of any exchanges. There are currently 5,150,000 common shares issued and outstanding. The 5,150,000 shares are owned by 300 shareholders. The current market price is 50 cents (US) per share.

  The Company plans to apply for listing on the OTC Bulletin Board and Standard & Poor's in the United States, and apply for listing on the Vancouver Stock Exchange in Canada, when the Company has met all exchange requirements.

  (b) Holders

  The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on April 13, 2000 was 300.

  (c) Dividends

  The Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Company's plan of operation is to find the best available oil and gas leases or concessions, acquire them through application, and complete the geology and seismic for exploration and development. The Company has found what it feels is the best offshore area in the Bass Straits of Victoria, starting 11/2 miles east of Australia's largest oil field. Upon examination of the geological and geophysical data, and project economics, the Company thinks this is one of the best areas available at this time. As mentioned, the Company, with a joint venture partner, has applied for this area. ACOR has the exploration financed through the first 3 years and has these expenditures guaranteed with an $US 20,000,000.00 performance bond. The Company has put together a dedicated exploration group, which in our opinion is exceptional. As of April 13, 2000 ACOR is awaiting a reply from the Commonwealth and State of Victoria to determine is our joint venture is the successful applicant.

  Liquidity

  The Company's cash on hand as of December 31, 1999 was $246,152.00 with liabilities of $1,279.00, giving a Liquidity of 176 times as much cash as liabilities.

  Capital Resources

  The Company's cash in hand as of December 31, 1998 was $263,188.00 and on December 31, 1999 was on hand $ 246,152.00 a decrease of $17,036. This decrease was due to costs associated with expenditures for one-half of the filing fee to the Australian Governments on applying for area V99-2, accountants, bookkeeping, and other administrative activities. Total assets were $570,159.00 as of December 31, 1998 and $553,223.00 December 31, 1999 a decrease of $16,936.00. The Stockholders equity was $570,159.00 December 31, 1998 and $553,326 December 31, 1999 a decrease of $14,759. The net loss in 1998 was $36,557 and the net loss in 1999 was $35,557, an improvement of $18,543 in 1999.

  Results of Operations

  The Company is looking forward to hearing from the Commonwealth and Victorian Governments as to the status of the V99-2 application. Rough seas in the Bass Straights together with the necessity to spend tax dollars before year-end make it very important to get a permit issued as soon as possible. There is no assurance that the area will be granted to ACOR/Sakhai. If it is not granted to ACOR/Sakhai, the Company will select another area for which to apply.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedged instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or
  (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

  Disclosure Regarding Forward-Looking Statements

  The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


  ITEM 7. FINANCIAL STATEMENTS.

  The following financial statement information for Australian-Canadian Oil Royalties Ltd., begins following the signature page of this form. The Index to the Financial Statements is on page F-1.

        Report of Independent Certified Public Accountants
        Balance Sheets
        Statement of Operations and Comprehensive Income
        Statement of Stockholders' Equity
        Statement of Cash Flows
        Notes to Financial Statements


  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None


  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  Directors - The Board of Directors of the Company presently consists of five members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following table sets forth information concerning the persons currently serving as directors of the Company.
                                     12

                                                  Date First
                                   Position With   Elected
          Name              Age     the Company   as Director
    ---------------------------------------------------------
    Larry Braun             56       Director       1997
    Kenneth W. Campbell     70       Director       1997
    Robert Kamon            72       Director &     1997
                                     Secretary
    William A. Randall      59       Director       1997
    Ely Sakhai              48       Director &     1997
                                     President

  Executive Officers - Unless otherwise specified by the Board, all executive officers are elected for a term of one year, commencing with the date of the first meeting of the Board following the annual meeting of shareholders, and serve until their successors are elected or appointed and qualified, or until their respective death, resignation, removal or disqualification. All of the Company's officers are executive officers. The following table sets forth certain information with respect to the persons currently serving as executive officers of the Company.

                                                     Date First
                                     Position With     Elected
      Name                 Age        the Company    as Officer
    -----------------------------------------------------------
    Robert Kamon            72       Secretary and       1997
                                     Director
    Ely Sakhai              48       President and       1997
                                     Director

  There are no family relationships between any of the officers or directors of the Company.

  Larry Braun, Director, was president and owner of Cordoba Resources, Ltd. previous to June 1993. Between June 1993 and May 1995, he was President of Senercorp Ventures, Inc. Since May 1995, he has been a Vice President of Carpatsky Petroleum in Calgary, Alberta, Canada.

  Kenneth W. Campbell, Director, is a graduate of the University of Brandon (Manitoba, Canada). He is President of Solar Energy Resources, Ltd., a privately held independent Canadian oil and gas producer.

  Robert Kamon, Director and Secretary, is a petroleum engineering graduate of the University of Texas at Austin, Texas. Mr. Kamon has been President of three NASDAQ listed companies. He is currently the President of several private companies - Australian Grazing and Pastoral Co. Pty. Ltd. since 1954, International Oil Lease Service Corp. since 1961, and Tensleep Oil and Production Inc. since 1989.

  William A. Randall, Director, is a graduate of the University of British Columbia and has an LLB degree from the University of British Columbia. He has been a practicing commercial attorney for the last thirty years, and is currently a partner in the Vancouver firm of Russell and DuMoulin.

  Ely Sakhai, Director and President, is a civil engineering graduate of Columbia University. He has been engaged in the art gallery business in New York City for the last fifteen years.


  ITEM 10.  EXECUTIVE COMPENSATION

  Value of the office space used by ACOR was $1,200* for 1999.

  Value of the time cost by ACOR executives $ 2,400* for 1999.

  *These have been recorded as expenses and contributed capital in the financial statements in their respective periods.

  The executive officers of ACOR have received no salary, bonus or stock compensation since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.


  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 13, 2000 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                                 # of Shares
              Name and                           Beneficially  Percent of
        Address of Stockholder                       Owned        Class
    ---------------------------------------------------------------------
    Australian Grazing & Pastoral Co. Pty. Ltd.*    1,008,000     19.57%
    1304 Avenue L
    Cisco, Texas   76437

    Larry Braun                                           -0-     00.00%
    26 Lake Fraser Place, SE
    Calgary, Alberta, T2J 3T5
    Canada

    Ken Campbell                                      100,000     01.94%
    Box 5, Site 16, SS1
    Calgary, Alberta T2M 4N3
    Canada

    Robert Kamon**                                  1,600,000     31.07%
    1304 Avenue L
    Cisco, Texas  76437

    William A. Randall                                 20,000     00.39%
    2100-1075 W. Georgia St.
    Vancouver, British Columbia V6E 3G2
    Canada
                                       14

    Ely Sakhai                                      1,400,000     27.18%
    10 Windsor Dr.
    Old Westbury, New York   11568

    All officers and directors as a group           3,120,000     60.57%

    Jan Soleimani                                     800,000     15.53%
    21 Windsor Dr.
    Old Westbury, New York   11568


     *Australian Grazing (AGP) is controlled by Robert Kamon.
     **Robert Kamon (592,000 shares) and AGP's (1,008,000 shares) holdings are included together in Robert Kamon's ownership percentage.

  Note:   The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them. The owners have no rights to acquire additional shares through options, warrants, rights, or conversion privileges within the next sixty days. The present principal owners have not sold any of the original 4,000,000 shares since incorporation, except that International Oil Lease Service Corp., an original shareholder, sold 592,000 shares on December 1, 1997, to Robert Kamon, prior to the Company initiating its 504 Regulation D issue.

  Management is not aware of any current arrangements, which would result in a change of control of the Company.


  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  ACOR and Ely Sakhai, currently President of ACOR, have applied jointly for the application area V99-2 located in offshore Victoria, Australia.

  Three of the directors of the Company, Robert Kamon, Ken Campbell and Larry Braun, are active in the oil and gas industry personally. The activities of each could result in a conflict of interest between their other oil and gas activities and those of the Company.

  Robert Kamon is President of International Oil Lease Service Corp. Mr. Kamon is also Secretary of Australian-Canadian Oil Royalties Ltd. International Oil Lease Service Corp. is in the business of applying for and acquiring oil and gas concessions in Australia; therefore, its activities may involve a conflict of interest with the Company.

  Australian Grazing & Pastoral Co. Pty. Ltd., (AGP) controlled by Robert Kamon, is in the business of applying for and acquiring oil and gas concessions in Australia and its activities may involve a conflict of interest with the Company.


  Item 13. Exhibits and Reports on Form 8-K.

  None
                                       15

                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Australian-Canadian Oil Royalties Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUSTRALIAN-CANADIAN OIL
                                   ROYALTIES LTD.



  Dated: April 13, 2000            /s/ ELY SAKHIA
                                   Ely Sakhai, President & Director


  Dated: April 13, 2000            /s/ ROBERT KAMON
                                   Robert Kamon, Secretary & Director


  Dated: April 13, 2000            /s/ KEM CAMPBELL
                                   Ken Campbell, Director


  Dated: April 13, 2000            /s/ LARRY BRAUN
                                   Larry Braun, Director


  Dated: April 13, 2000            /s/ WILLIAM A. RANDALL
                                   William A. Randall, Director

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.




                       INDEX TO FINANCIAL STATEMENTS





  Report of Independent Certified Public Accountants   .  .  .  .  .    F-2

  Balance Sheets as of December 31, 1999 and 1998   .  .  .  .  .  .    F-3

  Statements of Operations and Comprehensive Income for
    the fiscal years ended December 31, 1999 and 1998  .  .  .  .  .    F-4

  Statement of Stockholders' Equity for the fiscal years ended
    December 31, 1999 and 1998  .  .  .  .  .  .  .  .  .  .  .  .  .   F-5

  Statements of Cash Flows for the fiscal years ended
    December 31, 1999 and 1998  .  .  .  .  .  .  .  .  .  .  .  .  .   F-6

  Notes to Financial Statements    .  .  .  .  .  .  .  .  .  .  .  .   F-7

  Supplementary Data - Reserves Of Oil And Gas .  .  .  .  .  .  .  .   F-13

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheet of Australian-Canadian Oil Royalties Ltd. as of December 31, 1999, and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 1999, and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

April 10, 2000
                                     F-2

                 Australian-Canadian Oil Royalties Ltd.
                             Balance Sheets
                    As of December 31, 1999 and 1998


                                                  1999        1998
                                                ---------  ---------
                                   Assets
CURRENT ASSETS
   Cash                                         $ 246,152  $ 263,188
   Accounts receivable                              1,575      1,674
   Accrued interest receivable                        311         -
   Prepaid expenses                                 1,343      1,965
                                                ---------  ---------
     Total current assets                         249,381    266,827
                                                ---------  ---------

PROPERTY AND EQUIPMENT
   Oil and Gas Properties                         308,966    307,976
Accumulated Depletion                             (10,426)    (6,363)
                                                ---------  ---------
   Net Property and Equipment                     298,540    301,613
                                                ---------  ---------

OTHER ASSETS
   Investment in unconsolidated
      subsidiary at cost                            4,212         -
   Organization Costs (net of accumulated
   amortization of $1,455 and $926,
          respectively)                             1,190      1,719
                                                ---------  ---------
     Total other assets                             5,402      1,719
                                                ---------  ---------

   TOTAL ASSETS                                   553,323  $ 570,159
                                                =========  =========



                       Liabilities & Stockholders' Equity

CURRENT LIABILITIES                             $   1,279  $   3,356
                                                ---------  ---------
STOCKHOLDERS' EQUITY
   Preferred stock no par (50,000,000
    shares authorized, none outstanding)               -          -
   Common stock, no par (50,000,000
    shares authorized, 5,150,000 and
    5,150,000 shares respectively
    outstanding)                                  611,448    607,848
   Accumulated deficit                            (59,251)   (40,708)
   Other comprehensive income:
    Foreign currency translation adjustment          (153)      (337)
                                                ---------  ---------
          Total Stockholders' Equity              552,044    566,803
                                                ---------  ---------

   TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                        $ 553,323   $570,159
                                                =========  =========


The accompanying notes are an integral part of these financial statements.
                                     F-3

                     Australian-Canadian Oil Royalties Ltd.
                Statements of Operations and Comprehensive Income
                 For the years ended December 31, 1999 and 1998



                                                   1999      1998


OPERATING REVENUES
   Oil & gas revenues                           $   7,118   $  5,545

OPERATING EXPENSES
   Depletion and amortization                       4,592      3,466
   Personnel costs                                 13,148      6,136
   Professional fees                               12,086     24,164
   General and administrative expenses              2,566      6,664
                                                ---------  ---------
     Total operating expenses                      32,392     40,430
                                                ---------  ---------

INCOME/(LOSS) FROM OPERATIONS                     (25,274)   (34,885)

OTHER INCOME
   Interest                                         8,866         -
                                                ---------  ---------

INCOME/(LOSS) BEFORE INCOME TAXES                 (16,408)   (34,885)

Australian income taxes                             2,135      1,672
                                                ---------  ---------

     NET LOSS                                     (18,543)   (36,557)


OTHER COMPREHENSIVE INCOME:
 Foreign currency translation adjustment              184       (140)
                                                ---------  ---------

     TOTAL COMPREHENSIVE LOSS                   $ (18,359) $ (36,697)
                                                =========  =========
Net loss per weighted average
   share outstanding                            $   (0.00) $   (0.01)
                                                =========  =========

Weighted average shares outstanding             5,150,000  4,098,833
                                                =========  =========




The accompanying notes are an integral part of these financial statements.
                                     F-4

                      Australian-Canadian Oil Royalties Ltd.
                       Statement of Stockholders' Equity
                        For the years ended December 31

                                                                       Accu-
                                                                      mulated
                                                                       Other
                                                         Accumulated  Compre-
                                       Common Stock       Earnings/   hensive
                                   Shares       Amount    (Deficit)   Income
                                -----------   ---------   ---------   -------

BALANCES, January 1, 1998       $ 4,000,000   $ 354,790   $  (4,151)  $  (197)

Stock issued                      1,150,000     287,500          -         -
Direct cost of stock issue               -      (38,042)         -         -
Additional contributed capital           -        3,600          -         -
Net loss                                 -           -      (36,557)       -
Other comprehensive income:
   Foreign currency translation
   adjustment                            -           -           -       (140)
                                -----------   ---------   ---------   -------

BALANCES, December 31, 1998       5,150,000     607,848     (40,708)     (337)

Additional contributed capital           -        3,600          -         -
Net loss                                 -           -      (18,543)       -
Other comprehensive income:
   Foreign currency translation
   adjustment                            -           -           -        184
                                -----------   ---------   ---------   -------

BALANCES, December 31, 1999       5,150,000   $ 611,448   $ (59,251)  $  (153)
                                ===========   =========   =========   =======








The accompanying notes are an integral part of these financial statements.
                                     F-5

                     Australian-Canadian Oil Royalties Ltd.
                       Increases/(Decreases) in Cash Flow
                  For the years ended December 31, 1999 & 1998

                                                   1999       1998
                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (18,543) $ (36,557)
Adjustments to reconcile net income/(loss) to
   net cash provided by operations:
   Depletion and amortization                       4,592      3,466
   Adjustment for foreign currency translation        184       (140)
   Value of expenses contributed by officers        3,600      3,600
Changes in:
   Receivables                                       (212)      (234)
   Prepaid expenses                                   622        893
   Accounts payable                                (2,077)     3,356
                                                ---------  ---------
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES                           (11,834)   (25,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil & Gas Properties                              (990)        -
   Investment in unconsolidated subsidiary         (4,212)        -
                                                ---------  ---------

NET CASH USED BY INVESTING ACTIVITIES:             (5,202)        -
                                                ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Common Stock                            -     249,457
                                                ---------  ---------

   Increase/(Decrease) in cash for period         (17,036)   223,841

     Cash, Beginning of period                    263,188     39,347
                                                ---------  ---------
     Cash, End of period                        $ 246,152  $ 263,188
                                                =========  =========

SUPPLEMENTAL DISCLOSURES:

   Cash payments for:
     Interest                                   $      -   $      -
     Australian income taxes                        2,745      1,654

   Contributed expenses                             3,600      3,600



The accompanying notes are an integral part of these financial statements.
                                     F-6

                 Australian-Canadian Oil Royalties Ltd.
                      Notes to Financial Statements
                       December 31, 1999 and 1998


GENERAL:

Australian-Canadian Oil Royalties Ltd. (the Company) was incorporated April 28, 1997 in Vancouver, British Columbia, Canada. Its primary business activity is the purchase and sale of overriding royalties for long-term passive income and capital gains. The Company also engages third parties for leasing operations in various countries. At present, all of the properties held by the Company are located in Australia's main onshore oil and gas producing basin. These financial statements are prepared in U.S. dollars for use in U.S. securities filings.


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment -- The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual rentals. Costs are recorded in cost centers on a country-by- country basis. At present, all of the Company's oil and gas properties consist of overriding royalty interests and are located in a single cost center - Australia.
The Company has not participated in the exploration and development of proved oil and gas properties. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income. Sales or abandonments of properties are accounted for as adjustments of overall capitalized costs with no gain or loss recognized.

Costs of producing royalty interests are being amortized over the estimated reserves reported by the Queensland, Australia government at June 30, 1997, based on actual quantities sold. (This report was released during 1999.)Costs of non-producing interests are not being amortized pending development or production and sale of oil or gas.

Investments in Unconsolidated Subsidiaries -- The Company's investment of 20% of the common stock of Cooper Basin Oil and Gas, Inc. is carried at cost because the activities of CBOG have been immaterial through the end of 1999. Had the equity method been adopted, the investment would be carried at approximately $1,992 and net loss would have been increase by $120.

Intangible Assets and Amortization -- Intangible assets consist of organization costs. These costs, which were incurred in the formation of the Company, are being amortized over a period of 60 months on a straight-line basis. Amortization totaled $529 for each of 1999 and 1998. These amounts are included with depletion expense for presentation purposes.

Income Taxes -- Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

 As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Australian-source income is subject to a 46% tax (on Canadian dollars). The operating losses can be carried forward for seven years. The Company has available at December 31, 1999, unused operating loss carry forwards that may be applied against future Canadian taxable income and that expire as presented below. Because the timing of realization of the tax benefit from these loss carry forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.



            Amount of Unused Operating    Expiring During Year Ended
               Loss Carry forwards             December 31,

                 $       4,151                    2004
                        36,557                    2005
                        18,543                    2006
                 -------------
                 $      59,251
                 =============

The Company has no U.S. source income nor any income effectively connected with a U.S. trade or business. Therefore, there is no U.S. tax liability or benefit related to its activities to date.

The Company's Australian oil royalty income is subject to a 30% Australian income tax on oil and gas production which is withheld by the royalty payer. The Company incurred Australian income taxes on oil and gas production totaling $2,135 and $1,673 in 1999 and 1998.

Earnings Per Share -- Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities.

Weighted average shares outstanding was 5,150,000 for 1999 and 4,095,833 for 1998 .

Foreign Currency Transactions -- As noted above, these statements have been prepared in U.S. dollars. However, the Company conducts transactions in Canadian, Australian and U.S. dollars. Transactions denominated in Canadian or Australian dollars are translated to equivalent U.S. dollars
                                     F-8
for recording in the financial statements based on the currency exchange rates existing at the dates of the transactions. Ending balances of accounts which are denominated in Canadian dollars are translated to U.S. dollars based on the currency exchange rates existing at December 31, 1999, or 1998 respectively. The exchange gains and losses that result from translating these amounts to U.S. dollars are accumulated and reported as a separate component of the Company's stockholders' equity.

Comprehensive Income During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. The Company currently has only one component of comprehensive income which is foreign currency translation adjustment. The Company reported its current year change and accumulated amounts of comprehensive income (loss) from foreign currency translation in its financial statements. Due to the lack of probability of realizing the tax benefit of its losses (as discussed under Income Taxes above), no income tax effect is reported for comprehensive income amounts.

Cash Flows The Company considers cash and cash investments with an initial maturity or marketability of three months or less to be cash equivalents for purposes of presenting its Statement of Cash Flows.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  ACCOUNTS RECEIVABLE

At December 31, 1999 and 1998 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $1,575 and $1,674, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. The cost basis of the receivable is believed to approximate its fair value. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.


NOTE 3:  PREPAID EXPENSES

During 1997, the Company advanced $C5,000 to Dales, Matheson, Carr-Hilton, Chartered Accountants of Vancouver, British Columbia for services in connection with the formation of the Company and the initial public offering. During 1999 and 1998, this firm billed the Company for services totaling $US728 and $US693, respectively, for accounting and tax services. Balances at December 31, 1995 and 1998 were $US1,342 and $US1,965.

NOTE 4:  OIL AND GAS PROPERTIES

During 1997, the Company acquired a package of overriding royalty interests comprising 1,005,142.8 net royalty acres under 28,572,609 gross surface acres in Australia's main onshore oil and gas producing basin in exchange for 4,000,000 shares of its common stock as described in NOTE 5 below. In addition to the acquisition cost, the Company incurred costs associated with preparation of assignments and registering chain of title transactions in Australia. Below is a summary of capitalized costs related to these oil and gas properties:

                                             1999              1998
                                          ----------       ----------
     Acquisition cost                     $  300,000       $  300,000
     Assignment and transfer costs             7,976            7,976
                                          ----------       ----------
          Total                              307,976          307,976
     Less accumulated depletion              (10,426)          (6,363)
                                          ----------       ----------
          Net Oil and Gas Properties      $  297,550       $  301,613
                                          ==========       ==========


Costs of royalty interests for producing properties are being amortized over reserves estimates reported by the Queensland, Australia government for June 30, 1997 based on quantities produced. These producing properties are ATP 267, ATP 299, and ATP 543. Other interests have not produced salable oil or gas from which the Company has received revenues. The costs associated with these properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $4,063 and $2,936 for 1999 and 1998.


NOTE 5:  STOCK TRANSACTIONS

During 1998, the Company undertook an offering of its common stock in New York, Florida, and Colorado. Pursuant to this offering, the Company issued 1,150,000 shares of its no-par-value common stock for $287,500. The direct costs incurred in the offering totaled $38,043.


NOTE 6:  TRANSACTIONS WITH RELATED PARTIES

During 1997, the Company issued stock for the package of overriding royalty interests comprising 1,005,142.8 net royalty acres in Australia as described in NOTE 4 above. Since these properties were acquired from related parties (stockholders), they were recorded by the Company at the transferor's cost basis. On May 19, 1997, the Company acquired 60% of these interests from Ely Sakhai, Jan Soleimani and Mike Altamura (Sakhai group) for 2,400,000 shares of the Company's common stock. The Sakhai group had previously acquired these royalties from Australian Grazing and Pastoral Co., Pty. Ltd. (AGP) at a cost of $300,000. There was no affiliation between the Sakhai group and AGP. Therefore, this transaction established the cost basis of the Sakhai group. This in turn became the cost basis for recording the properties as received by the Company in exchange for its stock. On May 22, 1997, the Company acquired the remaining 40% of the overriding royalty package from AGP and International Oil Lease Service.
(IOLS) for 1,600,000 shares of the Company's common stock. The cost basis of AGP and IOLS in these royalties is not susceptible to reasonable, cost-effective substantiation. As a result, this portion of the royalty package was recorded by the Company at a cost of zero ($0).



Office space and time provided by officers had estimated unpaid values of $3,600 during each of 1999 and 1998. These amounts have been reported as operating expenses and also recorded as additional capital in their respective years.

During 1998, the Company undertook a private placement of its stock. The chairman of the board of directors advanced $15,000 to an underwriter for costs in connection with the placement of stock. The Company has reimbursed the board chairman and recorded the associated expenses.

During 1998 and 1999, the Company reimbursed a commonly-controlled entity for personnel and offices expenses which were incurred in its behalf.


NOTE 7:  FOREIGN OPERATIONS

The Company operates primarily in Australia where all of its properties are presently located. All revenues reported by the Company during 1999 and 1998 were received from Australian oil and gas royalty interests.
Depletion expense and Australian income taxes reported by the Company during 1999 and 1998 are also related to the revenue received from the Australian royalties. The Company also incurred organization costs and personnel and office expenses in the United States. All of the U.S. costs and expenses were general and administrative in nature.


NOTE 8: INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

During the first quarter of 1999, the Company contributed $2,100 of the creation capital of Cooper Basin Oil & Gas, Inc. (CBOG) for a 20% ownership interest. CBOG was created to pursue Australian oil and gas concessions. As the owner of a 20% interest in CBOG, the company has agreed that it will fund 20% of new concession costs or forfeit its ownership interest. CBOG entered into an agreement with a third party to attempt to negotiate on its behalf for six Petroleum Exploration Licenses in Australia. This effort was unsuccessful and no funds were expended by CBOG. During the last quarter of 1999, the company contributed $2,112 toward costs to be incurred in 2000 for an application for another concession.

This investment as discussed above is carried at cost. The Company's share of the expenses of CBOG totaled approximately $120.

NOTE 9:  CONTINGENCY

The package of Australian overriding royalty interests acquired by the Company in 1997 includes a 1/8 of 1% interest in all production from the Patchawarra Southwest Block of PEL's 5 & 6. This overriding royalty comprises approximately 5,348 net royalty acres under 1,069,717 surface acres. The Patchawarra Southwest Block became productive in June, 1989 and has produced approximately $A67,119,716 in revenues from oil, gas and LPG since that time. This overriding royalty was first created in June, 1971
as a 1/4 of 1% interest out of a 10% working interest.   Since that time,
this interest has been assigned to six different companies with the last assignee being Australian-Canadian Oil Royalties Ltd. During 1997, the Company determined that, due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect both past and future royalty payments. In addition to the legal costs incurred in this litigation, the Company will be required to pay the stamp duty, payable to the Australian government, for any previous assignment between parties which has not been paid.

The Company is working with legal counsel in Australia to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 1999, no litigation had been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in the range of $A25,000 in addition to any stamp duty which may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production.


NOTE 10:  CONCENTRATION OF RISK

The productive assets of the Company are all presently located in Australia.


---------------------------------------------------------------------------
                                     F-12

                SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS
                               (UNAUDITED)
                       December 31, 1999 and 1998

                Reserves of oil and gas - Royalty Interests

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas produced from the producing interests is presented in the following schedule:

                                                      Australia
                                                      Oil (bbls.)

                                                   1999      1998
                                                ---------  ---------
Reserves reported by the Queensland
     government as of June 30, 1997                 3,962      3,962
 Cumulative previous production                      (860)      (463)
Current year productions                             (549)      (397)
                                                =========  =========
  Unrecovered reserves                              2,553      3,102
                                                =========  =========


             Results of Operations for Producing Activities
             For the Years Ended December 31, 1999 and 1998

                                                      Australia
                                                   1999       1998
                                                ---------  ---------
Sales of oil and gas                            $   7,118  $   5,545

Production costs (including taxes)                     -          -
Acquisition & exploration costs                        -          -
Depletion                                           4,062      2,936
                                                ---------  ---------
Results of operations from producing activities
  (excluding corporate overhead)                $   3,056  $   2,609
                                                =========  =========

     Capitalized Costs Relating to Oil and Gas Producing Activities
                       At December 31, 1999 and 1998

                                                      Australia
                                                   1999       1998
                                                ---------  ---------
Unproved properties (not being amortized)       $ 184,404  $ 184,404
Proved properties (being amortized)               123,572    123,572
Unevaluated proved properties                         990         -
                                                ---------  ---------
Total Capitalized Costs                           308,966    307,976
Accumulated Depletion                             (10,426)    (6,363)
                                                ---------  ---------
Net Capitalized Costs                           $ 298,540  $ 301,613
                                                =========  =========


   Costs Incurred in Oil and Gas Property Acquisition, Exploration and
                               Development
              For the Years Ended December 31, 1999 and 1998

                                                      Australia
                                                   1999      1998
                                                ---------  ---------
Property acquisition costs:
Proved                                          $      -   $      -
Unproved                                               -          -
Exploration costs                                     990         -
Development costs                                      -          -
                                                ---------  ---------
Total                                           $     990  $      -
                                                =========  =========