Form 10QSB
period 2000-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2000-05-15
CIK 1061288

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to               .


                     Commission File No. 0-24259


               AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
        (Exact Name of Registrant as Specified in its Charter)



   British Columbia, Canada                               75-2712845
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification #)


   1304 Avenue L, Cisco, TX                                 76437
(Address of Principal Executive Offices)                  (Zip Code)


                            (254) 442-2658
          Registrant's Telephone Number Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days  [X] Yes   [  ]
NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of  March 31, 2000


Transitional Small Business Disclosure Format; [  ] Yes     [X] No

                                  INDEX


                                                               Page
Part I. Financial Information

   Item 1. Financial Statements

         Report on Review by Independent Certified
           Public Accountants  .  .  .  .  .  .  .  .  .  .  .   3

         Balance Sheet.  .  .  .  .  .  .  .  .  .  .  .  .  .   4

         Statement of Operations  .  .  .  .  .  .  .  .  .  .   5

         Statement of Cash Flows  .  .  .  .  .  .  .  .  .  .   6

         Selected Information Regarding the Financial
           Statements .  .  .  .  .  .  .  .  .  .  .  .  .  .   7

   Item 2. Management's Discussion and Analysis and Plan
               of Operations.  .  .  .  .  .  .  .  .  .  .  .   8


Part II: Other information

       Item 6:  Exhibits and Reports on Form 8-K .  .  .  .  .   9


     Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   9

   PART I.   FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS







         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of March 31, 2000, and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

May 12, 2000

                 AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                              BALANCE SHEETS

                                                  March 31,     December 31,
                                                    2000            1999
                                                -----------     -----------
                                                (Unaudited)
                                  ASSETS

CURRENT ASSETS
Cash and cash equivalents                       $   241,092     $   246,152
Royalties receivable                                    942           1,575
Prepaid expenses and other                            1,653           1,654
                                                -----------     -----------
Total Current Assets                                243,687         249,381
                                                -----------     -----------

PROPERTY AND EQUIPMENT
Oil and gas properties                              308,966         308,966
Accumulated depletion                               (11,866)        (10,426)
                                                -----------     -----------
Total Property and Equipment                        297,100         298,540
                                                -----------     -----------

OTHER ASSETS
Investment in Cooper Basin Oil & Gas, Inc.            4,212           4,212
Organization costs                                    2,645           2,645
Accumulated amortization                             (1,587)         (1,455)
                                                -----------     -----------
Total Other Assets                                    5,270           5,402
                                                -----------     -----------

TOTAL ASSETS                                    $   546,057     $   553,323
                                                ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade                           $   4,295       $   1,279
                                                -----------     -----------

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized;
   no par value; 5,150,000 shares issued
   and outstanding)                                 612,348         611,448
Accumulated deficit                                 (70,433)        (59,251)
Other comprehensive income:
   Foreign currency translation adjustment             (153)           (153)
                                                -----------     -----------
Total Stockholders' Equity                          541,762         552,044
                                                -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   546,057     $   553,323
                                                ===========     ===========


See accountants' report and accompanying selected information.
                                    4

                 AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2000 and 1999


                                                   2000             1999
                                                -----------     -----------
OIL AND GAS REVENUES                            $     2,019     $     1,194

COST OF SALES
Depletion                                             1,441             239
                                                -----------     -----------
GROSS PROFIT                                            578             955
                                                -----------     -----------

OPERATING EXPENSES
Personnel costs                                       8,577           1,684
Professional fees                                       726             693
Other                                                 4,751             181
                                                -----------     -----------
Total Operating Expenses                             14,054           2,558
                                                -----------     -----------

OPERATING LOSS                                      (13,476)         (1,603)

OTHER INCOME
Interest and dividends                                2,900             877
                                                -----------     -----------

NET LOSS BEFORE INCOME TAXES                        (10,576)           (726)

Australian income taxes                                (606)           (358)
                                                -----------     -----------

NET LOSS                                        $   (11,182)    $    (1,084)
                                                ===========     ===========



BASIC (LOSS) PER COMMON SHARE                   $     (0.00)    $     (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
    Basic                                         5,150,000       5,150,000









See accountants' report and accompanying selected information.
                                    5

                 AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                         STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2000 and 1998
             Increase/(Decrease) in Cash and Cash Equivalents

                                                   2000            1999
                                                -----------     -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net (loss)                                      $   (11,182)    $    (1,084)
Adjustments to reconcile net (loss) to cash
(used in) operating activities:
Depletion and amortization                            1,573             371
Expenses contributed by officer                         900             900
Change in current assets:
  Royalties receivable                                  633              50
Change in current liabilities:
  Accounts payable                                    3,016          (1,521)
                                                -----------     -----------
Net Cash (Used In) Operating Activities              (5,060)         (2,184)
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary - Cooper Basin
  Oil and Gas, Inc.                                      -           (2,112)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES                     -               -
                                                -----------     -----------

NET INCREASE IN CASH                                 (5,060)         (4,296)

CASH, BEGINNING OF PERIOD                           246,152         263,188
                                                -----------     -----------

CASH, END OF PERIOD                             $   241,092     $   258,892
                                                ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
Income taxes                                    $       880     $       468
Interest expense                                         -               -







See accountants' report and accompanying selected information.

                 AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
              SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                               (Unaudited)
                             March 31, 2000



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2:   APPLICATION FOR CONCESSION

During the first quarter of 2000, the Company's secretary spent a significant amount of time in Australia on behalf of the Company coordinating the responses to followup requirements for an application for an offshore concession. This activity was not successful. Travel costs, included in Other Expenses amounted to $3,590 while costs for contract services related to this effort, included in personnel costs, were approximately $6,000.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Addtionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services and office space utilization have currently been estimated at $600 and $300 per quarter. These costs have been recorded as expenses and as additional capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On May 8, 2000 the Company received a letter from the Joint Authority of the State of Victoria and the Commonwealth of Australia advising that ACOR was not the successful applicant on their application for V99-2. Liberty Petroleum Corporation is the successful applicant and ACOR is currently under discussions with Liberty regarding an interest in V99-2.

Randy Hastings, Consultant just arrived back from Australia with additional information on the South Australian concession areas. The seismic sections on all of the areas have been ordered, but not yet received.

Liquidity

The liquidity on March 31, 2000 was 42 times as much cash on hand as liabilities. The Company's cash in bank as of March 31, 2000 was $241,092, compared to $246,152 on March 31, 1999, a decrease of $5,694.

Capital Resources

The above $5,694 was primarily spent on travel expenses for the meeting with the Government's on the application for V99-2, plus accounting fees for the preparation of the Form 10-KSB.

Results of Operations

The Company raised a $US 20,000,000 performance bond for the application on V99-2 and exploration money commitment of $A 92,000,000 for a six year period. Our deal to finance the work program required giving up a 75% Working Interest and retaining a 6% Overriding Royalty Interest and a 25% Carried Working Interest out of the area. Liberty Petroleum wants a different type of deal. ACOR wants to trade stock for a carried working interest.

Our current operations are to apply for the eight new areas in South Australia, although only one of the areas will be issued per applicant. These areas are out of the former PEL's 5 & 6, which were held by the Santos-Exxon group, and adjoin production.

Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedged instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or
(b) the earning effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be a0pplied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

Disclosure Regarding Forward-Looking Statements

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking attributable to the Company or persons acting on its behalf qualified in their entirety by this section.





PART II.   OTHER INFORMATION


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

             None

      (b)   Reports on Form 8-K

             None



                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Australian-Canadian Oil
Royalties, LTD.


Date: May 15, 2000                   /s/ Robert Kamon

                                    By: Robert Kamon, Secretary
                                    and Principal Financial Officer