Form 10QSB
period 2000-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2000-08-14
CIK 1061288

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended JUNE 30, 2000

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

       There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of June 30, 2000


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

   Item 2.   Management's Discussion and Analysis and Plan of Operations  .  8


Part II:  Other information


   Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  9


   Signatures    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of June 30, 2000, and the related statements of operations and cash flows for the three and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas


July 31, 2000

<PAGE
                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                               BALANCE SHEETS

                                                      June 30,  December 31,
                                                       2000        1999
                                                    ----------  ----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  216,158  $  246,152
   Royalties receivable                                  1,458       1,575
   Prepaid expenses and other                            1,654       1,654
                                                    ----------  ----------
      Total Current Assets                             219,270     249,381
                                                    ----------  ----------

PROPERTY AND EQUIPMENT
   Oil and gas properties                              308,966     308,966
   Accumulated depletion                               (13,427)    (10,426)
                                                    ----------  ----------
      Total Property and Equipment                     295,539     298,540
                                                    ----------  ----------

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.            4,212       4,212
   Organization costs                                    2,645       2,645
   Accumulated amortization                             (1,719)     (1,455)
                                                    ----------  ----------
      Total Other Assets                                 5,138       5,402
                                                    ----------  ----------

TOTAL ASSETS                                        $  519,947  $  553,323
                                                    ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                          $      166  $    1,279
                                                    ----------  ----------
      Total Current Liabilities                            166       1,279
                                                    ----------  ----------

STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,150,000 shares issued
      and outstanding)                                 613,548     611,448
   Accumulated deficit                                 (93,614)    (59,251)
   Other comprehensive income:
      Foreign currency translation adjustment             (153)       (153)
                                                    ----------  ----------
      Total Stockholders' Equity                       519,781     552,044
                                                    ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  519,947  $  553,323
                                                    ==========  ==========


See accompanying selected information.
                                     4

<PAGE
                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended June 30, 2000 and 1999

                                      Three Months            Six Months
                                    2000        1999        2000        1999
                                ---------   ---------   ---------   ---------
OIL AND GAS REVENUES            $   3,548   $   1,432   $   5,567   $   2,626

COST OF SALES
   Depletion                        1,561       1,091       3,001       2,093
                                ---------   ---------   ---------   ---------

   GROSS PROFIT                     1,987       341         2,566         533
                                ---------   ---------   ---------   ---------

OPERATING EXPENSES
  Personnel costs                   7,725       1,158      16,302       3,443
  Professional fees                13,583       5,988      14,309       6,681
  Other                             5,908         774      10,659       1,254
                                ---------   ---------   ---------   ---------
   Total Operating Expenses        27,216       7,920      41,270      11,378
                                ---------   ---------   ---------   ---------

OPERATING LOSS                    (25,229)     (7,579)    (38,704)    (10,845)

OTHER INCOME
   Interest and dividends           3,112       2,219       6,011       3,096
                                ---------   ---------   ---------   ---------

NET LOSS BEFORE INCOME TAXES      (22,117)     (5,360)    (32,693)     (7,749)

   Australian income taxes          1,065         430       1,670         788
                                ---------   ---------   ---------   ---------

NET LOSS                        $ (23,182)  $  (5,790)  $ (34,363)  $  (8,537)
                                =========   =========   =========   =========

BASIC (LOSS) PER COMMON
    SHARE                       $   (0.00)  $   (0.00)  $   (0.01)  $   (0.00)
                                =========   =========   =========   =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Basic                       5,150,000   5,150,000   5,150,000   5,150,000
                                =========   =========   =========   =========


See accompanying selected information.
                                     5

<PAGE
                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF CASH FLOWS
         For the Three and Six Months Ended June 30, 2000 and 1999
              Increase/(Decrease) in Cash and Cash Equivalents


                                                          2000        1999
                                                       ----------  ----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
     Net (loss)                                        $  (34,363) $   (8,537)
     Adjustments to reconcile net (loss) to cash
        (used in) operating activities:
        Depletion and amortization                          3,266       2,358
        Expenses contributed by officer                     2,100       1,800
     Change in current assets:
          Royalties receivable                                116         301
      Change in current liabilities:
          Accounts payable                                 (1,113)     (3,031)
                                                       ----------  ----------
   Net Cash (Used In) Operating Activities                (29,994)     (7,109)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in subsidiary - Cooper Basin
      Oil and Gas, Inc.                                        -       (2,112)

CASH FLOWS FROM FINANCING ACTIVITIES                           -           -
                                                       ----------  ----------

NET INCREASE IN CASH                                      (29,994)     (9,221)

CASH, BEGINNING OF PERIOD                                 246,152     263,188
                                                       ----------  ----------

CASH, END OF PERIOD                                    $  216,158  $  253,967
                                                       ==========  ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                        $      955  $      468
   Interest expense                                            -           -

Non-Cash Transactions                                        None        None


See accompanying selected information.
                                     6

<PAGE
                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 2000



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2:   APPLICATION FOR CONCESSION

During the first and second quarter of 2000, the Company's secretary spent a significant amount of time in Australia on behalf of the Company coordinating the responses to followup requirements for an application for an offshore concession. This activity was not successful. Travel costs, included in Other Expenses amounted to $3,590 while costs for contract services related to this effort, included in personnel costs, were approximately $6,000.

During the first and second quarter of 2000, the Company's efforts turned to identifying the next potential concessions that might be available to be obtained and initiated efforts to prepare applications for these. At the end of the second quarter, the application period had not closed and the Company did not know whether any of its applications were successful.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services and office space utilization have currently been estimated at $900 and $300 for the second quarter and $600 and $300 for the first quarter. These costs have been recorded as expenses and as additional capital.

Item 2.   Management's Discussion and Analysis and Plan of Operations

Over the next twelve months the Company plans to acquire oil and gas exploration properties, make trades and deals for their exploration and development and actively conduct exploration.

To meet the financial requirements of the Australian governments, applications have been made in conjunction with other oil and gas companies and/or the Company's president. The Company is very pleased to report that Australian-Canadian Oil Royalties Ltd. (ACOR) - Sakhai (each 50%) was notified on August 4, 2000, by the State Government of South Australia, that it was the successful applicant for areas CO2000 A, CO2000 B and CO2000 E comprising 506,811 acres, 372,633 acres, and 818,904 acres respectively, out of the PEL's formerly held by Santos-Exxon, et al. This totals 1,698,348 acres or 10% of the total area of former PEL's 5 and 6 in South Australia.

The area is in the Eromanga-Cooper Basin which is the main onshore oil and gas producing basin in Australia. The part of former PEL's 5 and 6 retained by Santos-Exxon, et al is producing approximately 336 million Australian dollars worth of hydrocarbons a year.

All three of the areas awarded to ACOR-Sakhai contain undrilled seismograph highs, and area A contains an area believed to be the largest undrilled seismograph high mapped to date on all of the former PEL's 5 and 6. The areas have been the source of 980 kilometers of 2D seismic which cost others approximately $US4,905,000. The seismic tapes have been furnished to the Company by International Oil Lease Service Corp. (IOLS) under our leasing agreement with them.

On June 30, 2000, the Company had 1,303 times as much cash and cash equivalents as it had liabilities. The cash and cash equivalents on June 30, 1999 were $216,158 and liabilities were $166. In the first quarter of this year ACOR was required to have a $20,000,000 performance bond to guarantee the performance of the first three year's work on the V99-2 application filed jointly with its president, Ely Sakhai. The bond was delivered to the Victorian and Australian Commonwealth governments. That application was unsuccessful and the bond was released. The Company has no present plans to raise additional funds in a public offering during the next twelve months.

The three new oil and gas concessions received in August 2000, will require minimum expenditures on exploration for the first year of $A290,000. ACOR's half is $145,000 Australian or $84,100 US dollars. The leasing fee to IOLS for the Company's is $37,500. Robert Kamon is secretary of ACOR and president of IOLS which represents a conflict of interest. The Company will assign a 1 1/2% overriding royalty interest out of its 50% working interest to IOLS. Robert Kamon and Kamon's companies have made over $100,000,000 worth of seismic data and geological information on Australian properties available to ACOR.

No significant changes in the number of employees are expected over the next twelve months.

Trends or events that could have a material impact on the Company's revenues and liquidity include the change from owning small royalties to a 50% working interest under 1,698,348 acres in Australia's main onshore oil and gas producing basin. This change to a working interest increases the chances of the Company significantly increasing revenues, but also places the responsibility and expenses on the Company rather than other companies as is the case under overriding royalties.

An internal source of liquidity is to exchange an interest in the areas in return for exploration money for the areas. The issuance of the concessions will be subject to native title agreement with the Aboriginal tribe where the area is located. This should give the Company additional time to raise money for the exploration program after the first year while keeping the area tied up exclusively for issuance to ACOR-Sakhai.

The areas in South Australia which the South Australian government approved for grant to ACOR-Sakhai are in extremely dry country that has its wet season in December, January and February. Roads in the areas are chiefly dirt and movement of heavy trucks after rains is difficult which could increase drilling costs in the wet season.

The increase in net loss from $5,790 to $23,182 in the first quarter of 2000 was caused by travel expenses for attending a joint meeting with the Federal Government of Australia and the Victoria State Government of Victoria. Our president, secretary, consultant, and five members of the industry partner, which had agreed to fund the drilling and seismic program if we got the area in exchange for a 3/4 working interest in the area, attended the meeting. The Company was not granted this particular area. The increase in net loss from $8,537 to $34,363 for the six month period was attributable to the same reason (travel expenses).

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance.
These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits
               None

          (b)   Reports on Form 8-K
               None


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Australian-Canadian Oil Royalties, LTD.


Date: August 10, 2000             /s/ Robert Kamon
                                By: Robert Kamon, Secretary and
                                Principal Financial Officer