Form 10QSB
period 2000-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2000-11-15
CIK 1061288

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For Quarterly Period Ended SEPTEMBER 30, 2000

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

       There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of September 30, 2000


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

      Statement of Operations   .  .  .  .  .  .  .  .  .  .  .  .  .  .   5

      Statement of Cash Flows  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 6

      Selected Information Regarding the Financial Statements   .  .  .  . 7

    Item 2. Management's Discussion and Analysis and Plan of Operations    8


  Part II:  Other information


    Item 6: Exhibits and Reports on Form 8-K   .  .  .  .  .  .  .  .  .   9


  Signatures    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements





    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian- Canadian Oil Royalties, LTD. as of September 30, 2000, and the related statements of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

November 13, 2000

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                               BALANCE SHEETS

                                                      June 30,  December 31,
                                                       2000        1999
                                                    ----------  ----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  199,832  $  246,152
   Royalties receivable                                  1,405       1,575
   Prepaid expenses and other                            2,944       1,654
                                                    ----------  ----------
      Total Current Assets                             204,181     249,381
                                                    ----------  ----------

PROPERTY AND EQUIPMENT
   Oil and gas properties                              359,011     308,966
   Accumulated depletion                               (14,781)    (10,426)
                                                    ----------  ----------
      Total Property and Equipment                     344,230     298,540
                                                    ----------  ----------

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.            4,212       4,212
   Organization costs                                    2,645       2,645
   Accumulated amortization                             (1,852)     (1,455)
                                                    ----------  ----------
      Total Other Assets                                 5,005       5,402
                                                    ----------  ----------

TOTAL ASSETS                                        $  553,416  $  553,323
                                                    ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                          $   38,258  $    1,279
                                                    ----------  ----------
      Total Current Liabilities                         38,258       1,279
                                                    ----------  ----------

STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,150,000 shares issued
      and outstanding)                                 602,448     602,448
   Additional paid in capital                           12,600       9,000
   Accumulated deficit                                 (99,737)    (59,251)
   Other comprehensive income:
      Foreign currency translation adjustment             (153)       (153)
                                                    ----------  ----------
      Total Stockholders' Equity                       515,158     552,044
                                                    ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  553,416  $  553,323
                                                    ==========  ==========


See accompanying selected information.
                                     4

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended September 30, 2000 and 1999

                                      Three Months            Nine Months
                                    2000        1999        2000        1999
                                ---------   ---------   ---------   ---------
OIL AND GAS REVENUES            $   2,175   $   1,789   $   7,742   $   4,415

COST OF SALES
   Depletion                        1,355       1,051       4,356       3,144
                                ---------   ---------   ---------   ---------
   GROSS PROFIT                       820         738       3,386       1,271
                                ---------   ---------   ---------   ---------

OPERATING EXPENSES
   Personnel costs                  5,284       4,100      21,586       7,543
   Professional fees                1,394           8      15,703       6,464
   Other                            2,380         900      13,039       2,381
                                ---------   ---------   ---------   ---------
     Total Operating Expenses       9,058       5,008      50,328      16,388
                                ---------   ---------   ---------   ---------

OPERATING LOSS                     (8,238)     (4,270)    (46,942)    (15,117)

OTHER INCOME
   Interest and dividends           2,768       2,733       8,779       5,829
                                ---------   ---------   ---------   ---------

NET LOSS BEFORE INCOME TAXES       (5,470)     (1,537)    (38,163)     (9,288)

   Australian income taxes            653         536       2,323       1,324
                                ---------   ---------   ---------   ---------

NET LOSS                        $  (6,123)  $  (2,073)  $ (40,486)  $ (10,612)
                                =========   =========   =========   =========



BASIC (LOSS) PER COMMON SHARE   $   (0.00)  $   (0.00)  $   (0.01)  $   (0.00)


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
      Basic                     5,150,000   5,150,000   5,150,000   5,150,000


See accompanying selected information.
                                     5

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF CASH FLOWS
         For the Three and Six Months Ended June 30, 2000 and 1999
              Increase/(Decrease) in Cash and Cash Equivalents


                                                          2000        1999
                                                       ----------  ----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                           $  (40,486) $  (10,612)
  Adjustments to reconcile net (loss) to cash
    from operating activities:
      Depletion and amortization                            4,752       3,538
      Expenses contributed by officer                       3,600       2,700
    Change in current assets:
      Royalties receivable                                    170        (134)
      Interest receivable                                  (1,290)         -
    Change in current liabilities:
      Accounts payable                                     36,979      (2,647)
                                                       ----------  ----------
Net Cash Provided by/(Used In) Operating Activities         3,725      (7,155)
                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Costs of oil and gas properties                         (50,045)         -
  Investment in subsidiary - Cooper Basin Oil
    and Gas, Inc.                                              -       (2,112)
                                                       ----------  ----------
Net Cash (Used In) Operating Activities                   (50,045)     (2,112)
                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES                           -           -
                                                       ----------  ----------

NET INCREASE IN CASH                                      (46,320)     (9,267)

CASH, BEGINNING OF PERIOD                                 246,152     263,188
                                                       ----------  ----------
CASH, END OF PERIOD                                    $  199,832  $  253,921
                                                       ==========  ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                        $    2,493  $    1,324
   Interest expense                                            -           -

Non-Cash Transactions
   Contributed services and expenses                        3,600       2,700


See accompanying selected information.
                                     6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                             September 30, 2000



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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

During the third quarter of 2000, the Company was successful in its applications for three Australian concessions in South Australia. The Company received notice of its successful applications, which lie under 1,698,348 acres, during early August 2000. The Company submitted these applications on a 50/50 basis with its President, Ely Sakhai. Costs of obtaining these concessions, which were contingent on successful applications, became due upon notification of successful application. The Company's portion of these costs, paid in October 2000, totaled $37,500 and were due to an entity controlled by the Company's secretary for services it provided in preparing the applications. The Company's portion of the minimum exploration commitments under these three applications total $145,000 in year 1, $275,000 in year 2, and $1,450,000 in the third year.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services.
Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services have been estimated at $1,200, $900, and $600 during the first three quarters, respectively. Office space utilization value has been estimated at $300 per quarter. These costs have been recorded as expenses and as additional capital.

Item 2.   Management's Discussion and Analysis and Plan of Operations


The Company plans to acquire oil and gas exploration properties, make trades and deals for their exploration and development and actively conduct exploration. The Company is in the process of acquiring Authority to Prospect 582, which consists of 6,718,000 gross surface acres located in the Cooper-Eromanga Basin of Queensland, Australia.

Application for listing on the NASD OTC Bulletin Board has been made by our sponsoring broker and the Company. We have received comment letters from the NASD and have responded to their request for additional information.

During the period ended September 30, 2000, the Company applied for three new properties in South Australia known as CO2000-F, G, and H in conjunction with the Company's President on a 50/50 basis. The applications for these properties were strong, however, we were advised in October that we were not the successful applicant on these properties. Costs incurred for these applications were $22,884.33 for seismic, geological material and government filing fees, which were paid to International Oil Lease Service Corp.
(IOLS).

The principal assets of ACOR are oil and gas properties, listed at $359,011 on September 30, 2000. The Company's cash position was $199,832 on September 30, 2000 compared to $246,152 on September 30, 1999.
Stockholders' Equity declined in comparing September 30, 2000 to September 30, 1999 being $515,158 and $552,044 respectively. Management believes that its current cash balance is sufficient to fund immediate needs. However, long-term plans may require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm out interests in any oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's securities. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Oil and Gas Revenues increased from $1,789 for the three months ended September 30, 1999 to $2,175 for the three months ended September 30, 2000. This increase is due to higher oil prices. Total Operating Expenses were $9,058 for the three months ended September 30, 2000 compared to $5,008 for the same period in 1999. This increase is due to increases in personnel costs and professional fees involved in the applications for new oil and gas properties. The Company had a net loss of $6,123 for the period ended September 30, 2000 compared to $2,073 for the period ended September 30, 1999.

On August 4, 2000 the Company received notification that the applications on concessions CO2000-A, B and E were successful, which will require minimum expenditures on exploration for the first year of $A290,000. ACOR's half is $145,000 Australian ($84,100 US dollars). The leasing fee to IOLS for the Company is $37,500, which was paid in October. Robert Kamon is Secretary of ACOR and President of IOLS, which represents a conflict of interest. The Company will assign a 1 1/2% overriding royalty interest out of its 50% working interest to IOLS. Robert Kamon and Kamon's companies have made over $100,000,000 worth of seismic data and geological information on Australian properties available to ACOR.

No significant changes in the number of employees are expected over the next twelve months.

Trends or events that could have a material impact on the Company's revenues and liquidity include the change from owning small royalties to a 50% working interest under 1,698,348 acres in Australia's main onshore oil and gas producing basin. This change to a working interest increases the chances of the Company significantly increasing revenues, but also places the responsibility and expenses on the Company rather than other companies, as is the case under overriding royalties.

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

The areas in South Australia, which the South Australian Government approved for grant to ACOR-Sakhai, are in extremely dry country that has its wet season in December, January and February. Roads in the areas are chiefly dirt and movement of heavy trucks after rains are difficult which could increase drilling costs in the wet season.

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance.
These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.



PART II.   OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

      None

    (b)   Reports on Form 8-K

      None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Australian-Canadian Oil Royalties, LTD.


Date:  November 15, 2000            /s/ Robert Kamon
                                    By: Robert Kamon, Secretary and
                                    Principal Financial Officer