Form 10QSB
period 2001-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2001-05-15
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly Period Ended MARCH 31, 2001

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

                            (254) 442-2638
           Registrant's Telephone Number Including Area Code


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

    There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of  March 31, 2001


Transitional Small Business Disclosure Format; [  ] Yes     [X] No

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                                FORM 10-QSB
                                   INDEX

                                                                     Page
Part I.   Financial Information

  Item 1. Financial Statements

     Report on Review by Independent Certified Public Accountants . .  3

     Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . .  4

     Statement of Operations  . . . . . . . . . . . . . . . . . . . .  5

     Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . .  6

     Selected Information Regarding the Financial Statements. . . . .  7

  Item 2. Management's Discussion and Analysis and Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . . . . .  8


Part II:  Other information


  Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  10


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements




    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of March 31, 2001, and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

May 1, 2001

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.
                          CONDENSED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       2001           2000
                                                    ----------    -----------
                                                    (Unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  116,280    $   134,877
   Royalties receivable                                  1,651          1,578
   Interest receivable                                      -           1,519
   Prepaid expenses and other                            1,281          1,281
                                                    ----------    -----------
      Total Current Assets                             119,212        139,255
                                                    ----------    -----------

PROPERTY AND EQUIPMENT
   Oil and gas properties                              397,407        378,407
   Accumulated depletion                               (20,693)       (18,436)
                                                    ----------    -----------
      Total Property and Equipment                     376,714        359,971
                                                    ----------    -----------

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.               54             54
   Organization costs (net of amortization of
       $2,116 and $1,984, respectively                     529            661
                                                    ----------    -----------
      Total Other Assets                                   583            715
                                                    ----------    -----------

TOTAL ASSETS                                        $  496,509    $   499,941
                                                    ==========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                          $    5,518    $     1,807
                                                    ----------    -----------
      Total Current Liabilities                          5,518          1,807
                                                    ----------    -----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,150,000 shares issued
    and outstanding)                                   602,448        602,448
   Additional paid in capital                           17,200         14,900
   Accumulated deficit                                (128,420)      (118,977)
   Other comprehensive income:
      Foreign currency translation adjustment             (237)          (237)
                                                    ----------    -----------
      Total Stockholders' Equity                       490,991        498,134
                                                    ----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  496,509    $   499,941
                                                    ==========    ===========

See accompanying selected information.
                                     4

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2001 and 2000
                                (Unuadited)

                                                       2001           2000
                                                    ----------    -----------
OIL AND GAS REVENUES                                $    3,681    $     2,019

COST OF SALES
   Depletion                                             2,256          1,441
                                                    ----------    -----------
   GROSS PROFIT                                          1,425            578
                                                    ----------    -----------

OPERATING EXPENSES
   Personnel costs                                       8,599          8,577
   Professional fees                                       203            726
   Other                                                 2,361          4,751
                                                    ----------    -----------
      Total Operating Expenses                          11,163         14,054
                                                    ----------    -----------

OPERATING LOSS                                          (9,738)       (13,476)

OTHER INCOME
   Interest and dividends                                1,399          2,900
                                                    ----------    -----------

NET LOSS BEFORE INCOME TAXES                            (8,339)       (10,576)

   Australian income taxes                              (1,104)          (606)
                                                    ----------    -----------

NET LOSS                                            $   (9,443)   $   (11,182)
                                                    ==========    ===========

BASIC (LOSS) PER COMMON SHARE                       $    (0.00)   $     (0.00)
                                                    ==========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                                       5,150,000      5,150,000
                                                    ==========    ===========








See accompanying selected information.
                                     5

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2001 and 2000
              Increase/(Decrease) in Cash and Cash Equivalents
                                (Unaduited)

                                                       2001           2000
                                                    ----------    -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
     Net (loss)                                     $   (9,443)   $   (11,182)
     Adjustments to reconcile net (loss) to
   cash(used in) operating activities:
        Depletion and amortization                       2,389          1,573
        Expenses contributed by officer                  2,300            900
     Changes in operating assets and liabilities:
          Royalties receivable                             (73)           633
          Interest receivable                            1,519             -
          Accounts payable                               3,711          3,016
                                                    ----------    -----------
     Net Cash (Used In) Operating Activities               403         (5,060)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of oil and gas interest                  (19,000)            -

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -
                                                    ----------    -----------

NET INCREASE IN CASH                                   (18,597)        (5,060)

CASH, BEGINNING OF PERIOD                              134,877        246,152
                                                    ----------    -----------

CASH, END OF PERIOD                                 $  116,280    $   241,092
                                                    ==========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                     $    1,068    $       880
   Interest expense                                         -              -

Non-Cash Transactions
   Contributed services and office space                 2,300            900





See accompanying selected information.
                                     6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 2001



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2:   PURCHASE OF OIL AND GAS PROPERTY

During the March 2001, the Company purchased a .25% overriding royalty interest in VIC45 for $19,000. This is the offshore concession that the Company had unsuccessfully applied for during early 2000. This purchase gives the Company a small interest in a prospect that was believed to have very large possibilities. Since the interest acquired is an overriding royalty, the Company will not be responsible for any development or operating costs of this concession.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services.
Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $2,000 and $600 for the first quarter of 2001 and 2000, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.

Item 2. Management's Discussion and Analysis and Plan of Operations

The Company plans to acquire oil and gas exploration properties, make trades and deals for their exploration and development and actively conduct exploration. If necessary, the Company will apply for oil and gas properties in conjunction with the Company's President, Ely Sakhai, due to his substantial financial position. The Company acquired a 1/20th of 1% overriding royalty interest in VIC/P45, located in offshore Victoria, Australia. The VIC/P45 area is offshore in the most prolific oil-producing basin in Australia, approximately 1 1/2 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. There are currently 23 producing wells out of 41 total wells drilled in this field. Present cumulative production figures are approximately 26,000,000 barrels per well drilled. The permeabilities in the pay section range between 5,000 millidarcies and 40,000 millidarcies, which is extremely high. Broken Hill Proprietary Ltd.
(BHP), Australia's largest public company, will be conducting the exploration. BHP owns one-half (1/2) interest under the Kingfish Field on the adjoining block, with Exxon owning the other half (1/2).

Our application for listing on the NASDAQ OTC Bulletin Board has been approved and our symbol is "AUCAF".

Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, reported at $397,407 on March 31, 2001. The increase in oil and gas properties was due to the acquisition of an overriding royalty interest in VIC/P45, as mentioned above. The Company's cash on hand as of March 31, 2001 was $116,280 with liabilities of $5,518, giving a liquidity of 21 times as much cash as liabilities. The Company's cash position was $116,280 on March 31, 2001 compared to $134,877 on March 31, 2000. Stockholders' Equity declined in comparing March 31, 2001 to March 31, 2000 being $490,911 and $498,134, respectively. Total assets were $496,509 on March 31, 2001 compared to $499,941 on March 31, 2000. Management believes that its current cash balance is sufficient to fund immediate needs. However, long-term plans may require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farmout interests in any oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's securities. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Results of Operations

Oil and Gas Revenues increased from $2,019 for the three months ended March 31, 2000 to $3,681 for the three months ended March 31, 2001. This increase is primarily due to higher oil prices. Total Operating Expenses were $11,163 for the three months ended March 31, 2001 compared to $14,054 for the same period in 2000, a decrease of $2,891. The Company had a net loss of $9,443 for the period ended March 31, 2001 compared to $11,182 for the period ended March 31, 2000.

An increase in the number of employees is expected over the next twelve months, due to the tremendous increase in properties and public relations.

Trends or events that could have a material impact on the Company's revenues and liquidity include the change from owning small royalties to a 50% working interest under 1,698,348 acres in Australia's main onshore oil and gas producing basin. These acres are located in CO2000-A, CO2000-B and CO2000-E in South Australia. This change to a working interest owner increases the chances of the Company significantly increasing revenues, but also places the responsibility and expenses for development on the Company rather than other companies, as is the case under overriding royalties. The Company's portion of the minimum exploration commitments under these three areas are $145,000 in Year 1, $275,000 in Year 2, and $1,450,000 in Year 3.

The Company plans to meet the first year's minimum expenditures from cash on hand and the two principal shareholders have agreed to loan the Company the balance, if necessary. The Company has had a significant interest expressed by another oil company in farming into the areas in exchange for $5,088,000 of exploration money to be spent on CO2000-A, CO2000-B, and CO2000-E, subject to their ability to raise such funds. This would more than take care of the other minimum required expenditures for the first three years. Should this fail to materialize, the Company will be seeking other exploration partners.

An internal source of liquidity is to exchange an interest in the working interest areas in return for exploration money for the areas. ACOR has received agreements from the State Government to grant title on CO2000-A, CO2000-B and CO2000-E, subject to completion of native title negotiations. Due to the native title negotiations, the Company was unable to begin exploration on these areas, however, upon completion of said negotiations, the Company will begin activities. The Company is confident that native
title negotiations will be dealt with in a timely manner.   This delay gives
the Company additional time to establish funding for development of the areas. These areas in South Australia are in extremely dry country that has its wet season in December, January, and February. Roads in the areas are chiefly dirt and movement of heavy trucks after rains is difficult, which could increase drilling costs during the wet season.

ATP 582 is a 6,716,000 acre oil and gas concession on the south border of Queensland, Australia adjoining South Australia. This means that our Company is currently beginning to explore a net 7,565,674 acres in the Cooper-Eromanga Basin, which is Australia's main onshore oil and gas producing basin. ATP 582 will require minimum annual exploration expenditures (which are yet to be determined) after an agreement has been reached in regards to Native Title with the Aboriginal Tribes.

Disclosure Regarding Forward-Looking Statements

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions, environmental regulations, the market for venture capital, changes in world oil prices and inventories, competitive conditions, etc. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.




PART II.   OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

       None

     (b)   Reports on Form 8-K

       None



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Australian-Canadian Oil Royalties, LTD.


Date: May 15, 2001                   /s/ Robert Kamon
                                   By: Robert Kamon, Secretary and
                                   Principal Financial Officer