Form 10QSB
period 2001-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2001-08-01
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period Ended JUNE 30, 2001

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

  There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of June 30, 2001


Transitional Small Business Disclosure Format; [  ] Yes     [X] No

               AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.


                              FORM 10QSB

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements







    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Australian-Canadian Oil Royalties, LTD. as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

July 24, 2001

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          CONDENSED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      2001           2000
                                                   ----------     -----------
                                                   (Unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $   68,891     $   134,877
   Royalties receivable                                 1,819           1,578
   Interest receivable                                     -            1,519
   Prepaid expenses and other                           1,282           1,281
                                                   ----------     -----------
      Total Current Assets                             71,992         139,255
                                                   ----------     -----------

PROPERTY AND EQUIPMENT
   Oil and gas properties                             397,407         378,407
   Accumulated depletion                              (22,576)        (18,436)
                                                   ----------     -----------
      Total Property and Equipment                    374,831         359,971
                                                   ----------     -----------

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.              54              54
   Organization costs (net of amortization of
     $2,249 and $1,984, respectively                      396             661
                                                   ----------     -----------
      Total Other Assets                                  450             715
                                                   ----------     -----------
TOTAL ASSETS                                       $  447,273     $   499,941
                                                   ----------     -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                         $   22,843     $     1,807
                                                   ----------     -----------
      Total Current Liabilities                        22,843           1,807
                                                   ----------     -----------

STOCKHOLDERS' EQUITY
  Common stock (50,000,000 shares authorized;
    no par value; 5,150,000 shares issued and
    outstanding)                                      602,448         602,448
  Additional paid in capital                           19,500          14,900
  Accumulated deficit                                (197,281)       (118,977)
  Other comprehensive income:
    Foreign currency translation adjustment              (237)           (237)
                                                   ----------     -----------
      Total Stockholders' Equity                      424,430         498,134
                                                   ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  447,273     $   499,941
                                                   ==========     ===========

See accompanying selected information.

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended June 30, 2001 and 2000
                                (Unuadited)


                                           Three Months         Six Months
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
OIL AND GAS REVENUES                    $  2,352  $  3,548  $  6,033  $  5,567

COST OF SALES
   Depletion                               1,884     1,561     4,140     3,001
                                        --------  --------  --------  --------
   GROSS PROFIT                              468     1,987     1,893     2,566

OPERATING EXPENSES
   Personnel costs                        13,554     7,725    22,153    16,302
   Professional fees                       6,608    13,583     6,811    14,309
   Promotion and advertising              47,171        -     47,171        -
   Other                                   2,394     5,908     4,755    10,659
                                        --------  --------  --------  --------
      Total Operating Expenses            69,727    27,216    80,890    41,270
                                        --------  --------  --------  --------

OPERATING LOSS                           (69,259) (25,229)   (78,997)  (38,704)

OTHER INCOME
   Interest and dividends                  1,104     3,112     2,503     6,011
                                        --------  --------  --------  --------

NET LOSS BEFORE INCOME TAXES             (68,155) (22,117)   (76,494)  (32,693)

   Australian income taxes                  (706) (1,065)   (1,810)   (1,670)
                                        --------  --------  --------  --------

NET LOSS                                $(68,861) $(23,182) $(78,304) $(34,363)
                                        ========  ========  ========  ========



BASIC (LOSS) PER COMMON SHARE           $  (0.01) $  (0.00) $  (0.02) $  (0.01)
                                        ========  ========  ========  ========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                         5,150,000 5,150,000 5,150,000 5,150,000
                                       ========= ========= ========= =========




See accompanying selected information.

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2001 and 2000
             (Increase/(Decrease) in Cash and Cash Equivalents)
                                (Unaduited)

                                                      2001           2000
                                                   ----------     ----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                       $  (78,304)    $  (34,363)
  Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Depletion and amortization                          4,404          3,266
    Expenses contributed by officer                     4,600          2,100
  Changes in operating assets and liabilities:
    Royalties receivable                                 (241)           116
    Interest receivable                                 1,519             -
    Accounts payable                                   21,036         (1,113)
                                                   ----------     ----------
     Net Cash (Used In) Operating Activities          (46,986)       (29,994)
                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interest                    (19,000)            -


CASH FLOWS FROM FINANCING ACTIVITIES                       -              -
                                                   ----------     ----------

NET INCREASE IN CASH                                  (65,986)       (29,994)

CASH, BEGINNING OF PERIOD                             134,877        246,152
                                                   ----------     ----------

CASH, END OF PERIOD                                $   68,891     $  216,158
                                                   ==========     ==========



SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
  Income taxes                                     $      991     $      955
  Interest expense                                         -              -

Non-Cash Transactions
   Contributed services and office space                4,600          2,100










See accompanying selected information.

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
            SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                             (Unaudited)
                            June 30, 2001



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2:   PURCHASE OF OIL AND GAS PROPERTY

During the March 2001, the Company purchased a 0.25% overriding royalty interest in VIC45 for $19,000. VIC45 is the offshore concession that the Company had unsuccessfully applied for during early 2000. This purchase gives the Company a small interest in a prospect that was believed to have very large possibilities. Since the interest acquired is an overriding royalty, the Company will not be responsible for any development or operating costs of this concession.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services.
Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $4,000 and $1,500 for the first half of 2001 and 2000, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.


NOTE 4:   PROMOTION AND ADVERTISING

During the second quarter of 2001, the Company initiated a significant promotional campaign to raise awareness of the Company's stock in the marketplace. This effort resulted in direct expenditures with third parties of $38,873, increased personnel costs of approximately $3,500, and printing costs of $5,323 paid to an entity controlled by the Company's secretary.

NOTE 5:   RELATED PARTY TRANSACTIONS

As discussed at Note 3, the Company's officers have contributed their services and other expenses.

During the second quarter of 2001, the Company has incurred printing, mailing, and other promotional costs totaling $6,325 with an entity controlled by its secretary. Of this total, $5,985 is included in accounts payable at June 30, 2001.

Item 2.   Management's Discussion and Analysis and Plan of Operations

The Company plans to acquire oil and gas exploration properties, make trades and deals for their exploration and development and actively conduct exploration. If necessary, the Company will apply for oil and gas properties in conjunction with the Company's President, Ely Sakhai, due to his substantial financial position.

Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, consisting of 7,549,647 net 100% working interest acres and overriding royalties under 12,026,800 acres, reported at $397,407 on June 30, 2001. The Company's cash on hand as of June 30, 2001 was $68,891 with liabilities of $22,843, giving a liquidity of 3 times as much cash as liabilities. The Company's cash position was $68,891 on June 30, 2001 compared to $216,158 on June 30, 2000. Stockholders' Equity declined in comparing June 30, 2001 to June 30, 2000 being $424,430 and $519,781, respectively. Total assets were $447,273 on June 30, 2001 compared to $619,947 on June 30, 2000. Management believes that its current cash balance is sufficient to fund immediate needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm out interests in any oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's securities. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Results of Operations

Oil and Gas Revenues declined for the three months ended June 30, 2001 in comparing the three months ended June 30, 2000, being $2,352 and $3,548 respectively. This decrease is primarily due to changes in the price of oil. Total Operating Expenses were $69,727 for the three months ended June 30, 2001 compared to $27,216 for the same period in 2000, an increase of $42,511. Personnel costs increased $5,829, professional fees declined $6,975, promotion and advertising increased $47,171, and other operating expenses declined $3,514 in comparing the first three months of 2001 to the first three months of 2000. This increase in operating expenses is primarily due to an aggressive public relations program, including the printing of our 2000 Annual Report, a facsimile program being conducted by First Choice Communications and an e-mail program being conducted by CEO Cast. The facsimile program being conducted by First Choice Communications is being followed by personal telephone calls to see if the prospective investors would like additional information. If any additional information is requested we are providing it. Management's goal for this aggressive public relations program is to educate prospective shareholders on the operations of the Company. The Company had a net loss of $68,861 for the three months period ended June 30, 2001 compared to $23,182 for the same period ended June 30, 2000.

In comparing the six months figures for June 30, 2001 to June 20, 2000, oil and gas revenues increased from $5,587 in 2000 to $6,033 in 2001. Total Operating Expenses were $80,890 for the six months ended June 30, 2001 compared to $41,270 for the six months ended June 30, 2000. The majority of this increase occurred during the second quarter when the Company initiated its public relations program. The Company had a net loss of $78,304 and $32,363 respectively in comparing the six months ended June 30, 2001 to June 30, 2000.

On March 10, 2001 the Company purchased a 1/20th of 1% overriding royalty under the exploration area VIC/P45, located in offshore Victoria, Australia. This area is approximately 1.5 miles from the Kingfish Oil Field's production. VIC/P45 has a number of excellent structures, which when drilled, could contain huge oil and gas reserves.

The operators of VIC/P45 have already completed contracts for the commencement of drilling over the area within the next eleven months. Thereafter, a second drilling program has been scheduled in the following twelve-month period. Expenditures for these wells have been guaranteed through contract.

In addition to this new acquisition, the Company is presently in the process of applying for a new offshore area in Australia. This new application area is surrounded by massive oil and gas fields, which are producing world-class quantities of oil, gas and associated hydrocarbons.

Trends or events that could have a material impact on the Company's revenues and liquidity include the change from owning small royalties to a 50% working interest under 1,698,348 acres in Australia's main onshore oil and gas producing basin. These acres are located in CO2000-A, CO2000-B and CO2000-E in South Australia, plus an additional 6,700,000 acres under ATP
582 located in Queensland. This change to a working interest owner increases the chances of the Company significantly increasing revenues, but also places the responsibility and expenses for development on the Company rather than other companies, as is the case under overriding royalties. The Company's portion of the minimum exploration commitments under the first three areas total $145,000 in Year 1, $275,000 in Year 2, and $1,450,000 in Year 3.

The Company plans to meet the first year's minimum expenditures from cash on hand and the two principal shareholders have agreed to loan the Company the balance, if necessary. The Company has had a significant interest expressed by another oil company in farming into the areas in exchange for $5,088,000 of exploration money to be spent on CO2000-A, CO2000-B and CO2000-E, subject to their ability to raise such funds. This would more than take care of the other minimum required expenditures for the first three years. Should this fail to materialize, the Company will be seeking other exploration partners.

An internal source of liquidity is to exchange an interest in the working interest areas in return for exploration money for the areas. ACOR has received agreements from the State Government to grant title on CO2000-A, CO2000-B and CO2000-E, subject to completion of native title negotiations. Due to the native title negotiations, the Company was unable to begin exploration on these areas or ATP 582, however, upon completion of said negotiations, the Company will begin activities. The Company is confident that native title negotiations will be dealt with in a timely manner. However, this delay gives the Company additional time to establish funding for the areas.

The Company holds a 100% working interest in ATP 582, therefore the Company will be responsible for 100% of the exploration commitments for this area; however, both the South Australia and Queensland area's exploration commitments are temporarily suspended pending native title negotiations.

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

                                      AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


Date: July 27, 2001                      /s/ Robert Kamon
                                      By: Robert Kamon, Secretary and
                                          Principal Financial Officer