Form 10QSB/A
period 2001-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2001-08-14
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB                        AMENDED


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


NOTE 2:   PURCHASE OF OIL AND GAS PROPERTY

During the March 2001, the Company purchased a 0.05% overriding royalty interest in VIC45 for $19,000. VIC45 is the offshore concession that the Company had unsuccessfully applied for during early 2000. This purchase gives the Company a small interest in a prospect that was believed to have very large possibilities. Since the interest acquired is an overriding royalty, the Company will not be responsible for any development or operating costs of this concession.


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