Form 10QSB
period 2001-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2001-11-09
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended SEPTEMBER 30, 2001

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

       There were 5,150,000 shares of common stock, $.001 Par Value, outstanding as of September 30, 2001


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

     Statement of Operations   .  .  .  .  .  .  .  .  .  .  .  .  .  .   5

     Statement of Cash Flows   .  .  .  .  .  .  .  .  .  .  .  .  .  .   6

     Selected Information Regarding the Financial Statements .  .  .  .   7

   Item 2.  Management's Discussion and Analysis and Plan of Operations   9


Part II:  Other information


   Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  . 11


Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements







    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying condensed balance sheet of Australian-Canadian Oil Royalties, LTD. as of September 30, 2001, and the related condensed statements of operations and cash flows for the three and six months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

November 2, 2001

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                               BALANCE SHEETS

                                                 September 30, December 31,
                                                      2001        2000
                                                   ---------    ---------
                                                  (Unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $  11,003    $ 134,877
   Royalties receivable                                3,221        1,578
   Interest receivable                                    -         1,519
   Prepaid expenses and other                          1,282        1,281
                                                   ---------    ---------
      Total Current Assets                            15,506      139,255
                                                   ---------    ---------
PROPERTY AND EQUIPMENT
   Oil and gas properties                            399,673      378,407
   Accumulated depletion                             (24,691)     (18,436)
                                                   ---------    ---------
      Total Property and Equipment                   374,982      359,971
                                                   ---------    ---------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.             54           54
   Organization costs (net of amortization of
       $2,381 and $1,984, respectively                   264          661
                                                   ---------    ---------
      Total Other Assets                                 318          715
                                                   ---------    ---------
TOTAL ASSETS                                       $ 390,806    $ 499,941
                                                   =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                         $   2,163    $   1,807
   Note payable to officer                             5,000           -
                                                   ---------    ---------
      Total Current Liabilities                        7,163        1,807
                                                   ---------    ---------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,150,000 shares issued
      and outstanding)                               602,448      602,448
   Additional paid in capital                         21,800       14,900
   Accumulated deficit                              (240,368)    (118,977)
   Other comprehensive income:
      Foreign currency translation adjustment           (237)        (237)
                                                   ---------    ---------
      Total Stockholders' Equity                     383,643      498,134
                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 390,806    $ 499,941
                                                   =========    =========


See accompanying selected information.

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended September 30, 2001 and 2000


                                         Three Months        Nine Months
                                        2001      2000      2001      2000
                                      --------  --------  ---------  --------

OIL AND GAS REVENUES                  $  3,431  $  2,175  $   9,464  $  7,742

COST OF SALES
   Depletion                             2,115     1,355      6,255     4,356
                                      --------  --------  ---------  --------
   GROSS PROFIT                          1,316       820      3,209     3,386
                                      --------  --------  ---------  --------

OPERATING EXPENSES
   Personnel costs                      20,817     5,284     42,970    21,586
   Professional fees                     5,723     1,394     12,534    15,703
   Promotion and advertising             9,205        -      56,376        -
   Other                                 7,673     2,380     12,428    13,039
                                      --------  --------  ---------  --------
      Total Operating Expenses          43,418     9,058    124,308    50,328
                                      --------  --------  ---------  --------

OPERATING LOSS                         (42,102)   (8,238)  (121,099)  (46,942)

OTHER INCOME
   Interest and dividends                   44     2,768      2,547     8,779
                                      --------  --------  ---------  --------

NET LOSS BEFORE INCOME TAXES           (42,058)   (5,470)  (118,552)  (38,163)

   Australian income taxes               1,029       653      2,839     2,323
                                      --------  --------  ---------  --------

NET LOSS                              $(43,087) $ (6,123) $(121,391) $(40,486)
                                      ========  ========  =========  ========

BASIC (LOSS) PER COMMON SHARE         $  (0.01) $  (0.00) $   (0.02) $  (0.01)
                                      ========  ========  =========  ========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                       5,150,000 5,150,000  5,150,000 5,150,000
                                     ========= =========  ========= =========









See accompanying selected information.

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2001 and 2000
              Increase/(Decrease) in Cash and Cash Equivalents


                                                      2001           2000
                                                   ----------     ----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
     Net (loss)                                    $ (121,391)    $  (40,486)
     Adjustments to reconcile net (loss) to cash
        (used in) operating activities:
        Depletion and amortization                      6,651          4,752
        Expenses contributed by officer                 6,900          3,600
     Changes in operating assets and liabilities:
          Royalties receivable                         (1,643)           170
          Interest receivable                           1,519         (1,290)
          Accounts payable                                356         36,979
                                                   ----------     ----------
     Net Cash (Used In) Operating Activities         (107,608)         3,725
                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of oil and gas interest                 (21,266)       (50,045)

CASH FLOWS FROM FINANCING ACTIVITIES
     Loan from officer                                  5,000             -
                                                   ----------     ----------
NET INCREASE IN CASH                                 (123,874)       (46,320)

CASH, BEGINNING OF PERIOD                             134,877        246,152
                                                   ----------     ----------
CASH, END OF PERIOD                                $   11,003     $  199,832
                                                   ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                    $    1,497     $    2,493
   Interest expense                                        -              -

Non-Cash Transactions
   Contributed services and office space                6,900          3,600









See accompanying selected information.

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                             September 30, 2001


NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

     During the third quarter, the Company paid $2,266 for delay rentals on Australian concessions.


NOTE 3:   CONTRIBUTED EXPENSES

     Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $6,000 and $2,700 for the first three quarters of 2001 and 2000, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.


NOTE 4:   PROMOTION AND ADVERTISING

     During the second quarter of 2001, the Company initiated a significant promotional campaign to raise awareness of the Company's stock in the marketplace. Through September 30, 2001, this effort has resulted in direct expenditures with third parties of $51,053, printing costs of $5,323 paid to an entity controlled by the Company's secretary, increased personnel costs of approximately $21,000, and increase postage (included in other expense) of approximately $4,100.


NOTE 5:   RELATED PARTY TRANSACTIONS

     As discussed at Note 3, the Company's officers have contributed their services and other expenses.

     During the second quarter of 2001, the Company incurred printing, mailing, and other promotional costs totaling $9,404 with an entity controlled by its secretary.

In September 2001, the Company's secretary loaned the Company $5,000. This note bears interest at 4.5% and is due September 24, 2002.

Item 2.   Management's Discussion and Analysis and Plan of Operations


General Discussion

Drilling is scheduled to commence on the BHP #1 Archer, a deep test, on Victoria offshore Permit 45 on the Company's overriding royalty interest in the Bass Straits the first quarter of 2002. BHP is Australia's largest public company and owns 1/2 interest in the Kingfish Field, which starts 11/2 miles west of Permit 45. The Archer Anticline has four oil pays and seven gas pays with approximately 1,000 feet of net pay section. The Company's overriding royalty interest extends over all of Permit 45, and all of the Archer structure is located on Permit 45. An independent reserve estimate on Permit 45 is 350 million barrels of oil and four trillion cubic feet of gas possible reserves under full development. The Company has a 1/20th of 1% overriding royalty interest under Permit 45. The operator plans a 3-D seismic survey over all of the 217,000 acre Permit 45 followed by additional drilling. Kingfish is Australia's largest oil field with an average cumulative production of 26,000,000 barrels per well.

At the Annual Meeting of Shareholders in New York on October 18th, the Company decided to apply for an offshore Permit on another area in the Bass Straits in conjunction with ACOR's President and possibly another oil company on the basis of 1/3 working interest each. ACOR and its President, Ely Sakhai, executed the Leasing Contract on November 5, 2001. The geology of the new area contains four structures with possible reserves of over 160,000,000 barrels of oil. There are major oil and/or gas fields on the adjoining blocks on all four sides. Eight dry holes have been drilled on the block. The substantial net worth of the Company's President enables the Company to apply for the best available areas in Australia.

ACOR's acquisition cost of the 1/3 interest in the application includes $US10,000 for a non refundable filing fee and seismic sections and review, and if successful a $US8,333 leasing fee and a 1% ORRI to be paid out of the Company's 1/3 interest. International Oil Lease Service Corp. (IOLS) is the leasing agent. Robert Kamon, the Company's Secretary, is the President of IOLS.

Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, consisting of 7,549,647 net 100% working interest acres and overriding royalties under 12,026,800 acres, reported at $374,982 on September 30, 2001. The Company's cash on hand as of September 30, 2001 was $11,003 with liabilities of $7,163, giving a liquidity of 1.55 times as much cash as liabilities. The Company's cash position was $11,003 on September 30, 2001 compared to $134,877 on September 30, 2000. The decline in cash is directly related to the Company's public relations program initiated during the last quarter. Stockholders' Equity declined in comparing September 30, 2001 to September 30, 2000 being $383,643 and $498,134, respectively. Total assets were $390,806 on September 30, 2001 compared to $499,941 on September 30, 2000. Management believes that its current cash balance is sufficient to fund immediate needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm out interests in any oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's securities. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Results of Operations

Oil and Gas Revenues increased for the three months ended September 30, 2001 in comparing to the three months ended September 30, 2000, being $3,431 and $2,175 respectively. This is an increase of $1,256. Total Operating Expenses were $43,418 for the three months ended September 30, 2001 compared to $9,058 for the same period in 2000, an increase of 34,360. Personnel costs increased $15,533, professional fees increased $4,329, promotion and advertising increased $9,205, and other operating expenses increased $5,293 in comparing the first three months of 2001 to the first three months of 2000. This increase in operating expenses is primarily due to an aggressive public relations program. Management's goal for this initiating this public relations program is to educate prospective shareholders on the operations of the company. The Company had a net loss of $43,087 for the three months period ended September 30, 2001 compared to $6,123 for the same period ended September 30, 2000.

In comparing the nine months figures for September 30, 2001 to September 30, 2000, oil and gas revenues increased from $7,742 in 2000 to $9,464 in 2001. Total Operating Expenses were $124,308 for the nine months ended September 30, 2001 compared to $50,328 for the nine months ended September 30, 2000. The majority of this increase occurred during the second quarter when the Company initiated its public relations program. The Company had a net loss of $43,087 and $40,486 respectively in comparing the nine months ended September 30, 2001 to September 30, 2000.

As discussed above, on March 10, 2001 the Company purchased a 1/20th of 1% overriding royalty under the exploration area Permit 45, located in offshore Victoria, Australia. This area is approximately 11/2 miles from the Kingfish Oil Field's production. Permit 45 has a number of excellent structures, which when drilled, could contain huge oil and gas reserves.

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

The Company plans to meet these expenditures as discussed below, however, the two principal shareholders have agreed to loan the Company the funds, if necessary. The Company has had a significant interest expressed by another oil company in farming into the areas in exchange for $5,088,000 of exploration money to be spent on CO2000-A, CO2000-B and CO2000-E, subject to their ability to raise such funds. This would more than take care of the other minimum required expenditures for the first three years. Should this fail to materialize; the Company will be seeking other exploration partners.

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

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.



PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits                -    None

          (b)   Reports on Form 8-K     -    None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


Date: November 6, 2001               By:  /s/ Robert Kamon
                                         Robert Kamon, Secretary and
                                         Principal Financial Officer