Form 10KSB
period 2001-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2002-04-15
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-KSB

               Annual Report Under Section 13 of 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2001

                      Commission file Number: 0-24259


                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


   British Columbia, Canada                                75-2712845
 (State or other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                        Identification No.)

                      1301 Ave. M  Cisco, Texas 76437
                  (Address of Principal Executive Offices)

                               (254) 442-2638
              (Issuer's Telephone Number, including Area Code)


        Securities registered pursuant to Section 12(b) of the Act:

                                    None

        Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, no par value


The registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.  Yes
[X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $ 10,574

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 2002 was $2,763,000 based on $2.00 per share and 1,381,500 shares of common stock.

On December 31, 2001 the Issuer had 5,201,500 shares of Common Stock outstanding with no par value.

                     OTC Bulletin Board Symbol: AUCAF.

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1301 Avenue M., Cisco, Texas 76437.

The business of ACOR during 2001 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

The Company was organized to engage in the oil/gas business and to purchase, hold and sell producing and non-producing oil and gas royalty interests in Australia, Canada and the United States. Since its organization, ACOR has acquired overriding royalty interests (ORRIs) under eleven concessions covering 10,812,400 gross surface acres in Australia. Production has been discovered on five of the properties where ACOR holds ORRIs. The Company is currently receiving revenues from three of the ORRIs, Authorities to Prospect 299, 267 and 543. Total gross revenues received from ATP 299, ATP 267 and ATP 543 for the year 2001 were $ 10,574.

The Company plans to further develop its business by forming consortiums of oil and gas entities with the necessary financial strength to apply for Australian oi and gas concessions, which involve certain financial requirements for exploration and drilling activities.

On March 27, 2001, the Company purchased a .05% overriding royalty interest under VIC/P45, consisting of 214,000 acres. BHP Billiton Ltd., Australia's largest public company, is conducting the exploration. BHP Billiton Ltd. owns one-half (1/2) interest under the Kingfish Field on the adjoining block, with Exxon owning the other one-half (1/2) working interest.

The VIC/P45 area is offshore in the most prolific oil-producing basin in Australia, approximately 11/2 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. There are currently 23 producing wells and 41 total wells were drilled in this field. Present cumulative production figures are approximately 26,000,000 barrels per well drilled. The permeabilities in the pay section range between 5,000 millidarcies and 40,000 millidarcies, which is extremely high.

The production from the Kingfish Oil Field amounts to approximately $US675,366,000 gross return per well drilled, at a crude price of $26 per barrel. The cost of drilling a Kingfish well is approximately $US5,500,000, therefore the production is approximately 123 times the drilling and completion costs. During flush production, the wells were making 6,400 barrels of oil per day.

On present mapping there are 14 structures on VIC/P45, which includes one oil and gas field with 11 pays with a total of over 1,000 feet of pay section, and a second with one gas pay section. Development wells will need to be drilled to bring these fields into production.

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

The Breem, Kingfish and Kingfish Southeast Structures are in the same primary trend. The fault structure, through the middle of the Kingfish Field, extends into the Kingfish Southeast Structure on VIC/P45.

Permit VIC/P45 is scheduled for drilling by BHP Billiton Ltd. at the end of June 2002. The prospect to be drilled, the Archer Prospect, has four oil pays and seven gas pays, with an estimated 1,000 feet of total pay section. If successful, this equates to an estimated 40,000,000 barrels of oil and
66.9 billion cubic feet of gas. This is the first of fourteen structures on the area. The Archer is located in 510 feet of water, and will be drilled by a semi-sub drilling platform. BHP Billiton Ltd. is presently acquiring 3D seismic over the entire area of VIC/P45, starting with the Archer. This is a multi-million dollar 3D seismic survey.

BHP Billiton Ltd. was supposed to drill the Archer in May 2002, however, during their application for drilling permit, it was necessary to change the shipping lanes in the area as the lanes ran through the drilling site. This caused a delay in the date of spud, moving the date 45 days forward.

ACOR also owns 8,300,348 net 100% working interest acres in the Cooper-Eromanga oil producing basin, Australia's main onshore oil and gas producing basin. The Company also holds 457,374 net royalty acres under 10,812,400 gross surface acres. These holdings are all located within the states of Queensland and South Australia. ACOR has identified several leads and prospects to drill on the 8,399,348 acres with very large anticlines and seismic highs.

On one of these areas, CO2000-A, ACOR's technical staff has identified a huge anticline consisting of over 122,000 acres with approximately 500 feet of maximum closure.

Since its organization in 1997, the Company has not been involved in any bankruptcy, receivership, or similar proceeding and has undergone no material reclassification, merger, or consolidation.


(b) Business of Issuer

As a purchaser and holder of overriding royalty interests, ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed following. The average sales price per barrel of oil from Australia during 2001 was $US 25.20.

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

Competition and Markets

The Company is competing with other oil companies for oil and gas permits. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies.

Foreign Taxes and United States Tax Credits

As a result of its overriding royalty interests attributable to properties outside the United States, the Company is subject to the imposition of taxes by foreign governments upon the Company's income derived from such foreign jurisdictions. These taxes are of various types, with differing tax rates, and are subject to change. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur. The current non-resident corporate income tax rate in Australia, for overriding royalty interests, is 30%.

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Australian-source income is subject to a 46% tax (on Canadian income). We believe the 30% Australian tax should be a credit toward the payment of the 46% Canadian tax under double taxation treaties between the countries.

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

Native title claims over oil and gas areas by native aboriginal groups have become commonplace in Australia since the mid-1990's. Native title is the activity of aboriginal groups' land claims over existing and potential oil and gas exploration and development areas. Although native Australians are claiming certain areas, they have not, as yet, proven actual ownership. However, any recognized native title claim must be dealt with under the provisions of the Native Title Act of 1993, and overseen by the state governments, which manage specific areas within state boundaries. Due to native title claims, a certain level of risk can be expected which could have a detrimental effect on the timing of projects.

Both the South Australian and Queensland State governments have initiated negotiations between industry and native title claimants. These negotiations are being managed independently by each state and could have independent outcomes.

Due to certain risks and uncertainties of native title negotiations, which are outside the control of the Company, the Company cannot be held responsible for any results of native title negotiations, which may differ from those anticipated.

The Company's operations could also be affected from time to time by other federal, state and local laws and regulations and by political developments, such as the Native Title issue in onshore Australia. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation, and pricing, and even to interruption or termination by governmental authorities.

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company or its properties at the time of their acquisition may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by the state governments of South Australia or Queensland, where all of the foreign oil and gas properties from which the Company receives royalty income are currently located. The same applies for the government of Victoria, since ACOR has acquired an overriding royalty under VIC/P45.

Native Title

Native Title affects areas CO-2000A, CO-2000B, CO-2000-E, held by ACOR.

The Native Title issue is showing progress in the state of South Australia with the first of a series of negotiations having been completed in the last quarter of 2001. The successful negotiation, between Industry, Government, and a number of native tribes of Australia, covered areas leased under the

Primary Industries and Resources, South Australia (PIRSA) Cooper-Eromanga Basins Exploration Opportunities Acreage Release, 1998, (also known as the "CO-98 Release"). The success of this negotiation was paramount in the completion of all future negotiations within South Australia.

The completion of the CO-98 Release negotiation has opened the way for future negotiations in South Australia, with the next group of areas, leased under the PIRSA Cooper-Eromanga Basins Exploration Opportunities Acreage Release, 1999, (also known as the "CO-99 Release"), having began the negotiation process in the last quarter of 2001 and the first quarter of 2002. It is a widely accepted opinion that the CO-99 Release discussions will be completed within a much shorter time period than the CO-98 Release discussions, due to the new working relationships between Industry, Government, and the Aboriginal Tribes. On that note, it is expected that CO-99 Release negotiations will be completed by mid-2002. Upon completion of CO-99 negotiations, negotiations for CO-2000 should commence, however, it is possible that said negotiations would commence prior to the completion of CO-99. It is expected that these discussions will be completed in an equivalent time period as the CO-99 negotiations.

The following is in regard to ATP 582, which ACOR holds in Queensland. The State of Queensland has not progressed as well as South Australia; however, Queensland is taking steps toward a number of negotiations over areas in the northern section of the State. Although no specific time period has been formally reported, it is expected that the first group of negotiations should be completed within the year.

While title to permits is assured, there can be no exploration on the permit areas until native negotiations are completed. As negotiations over the above-discussed release areas are completed, exploration and development on the related areas will commence.

ACOR is excited about the prospect of exploration and development both in South Australia and Queensland, and looks forward to the future in Australia.

Foreign Currency

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on March 27, 2002 was $1.00 Australian = $0.524 United States.

Personnel

The Company employs two people who serve the Company as needed on a part-time basis, and an outside consultant. The Company expects an increase in personnel now that it is conducting an exploration program on 8,415,348 gross surface acres and also when Native Title is cleared up on our overriding royalty interests.

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

Exploration Permit - an exclusive offshore exploration permit with a term of six years. These permits are managed by the Victorian State Government.

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

MCF - thousand cubic feet of natural gas

MMCF - million cubic feet of natural gas

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of March 25, 2002 and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

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

Petroleum Resource Rent Tax - a tax on net income in Australia reduced by indexing on offshore production, which replaces the royalty and is a deduction from Australian income tax.


ITEM 2.  DESCRIPTION OF PROPERTY

The following table shows working interests holdings for the year ended December 31, 2001.

                         Number       % Working        Net
        Concession #   of Acres      Interest       WI Acres
        ------------  ----------   -----------   ------------
        CO2000-A        506,811         50%         253,405.5
        CO2000-B        373,633         50%         186,816.5
        CO2000-E        818,904         50%         409,452.0
        ATP 582       6,716,000        100%       6,716,000.0

The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of March 25, 2002 (date of the title searches on most of the properties), and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.

                                                    Percentage
                                                     of 1% of    Net
                     Area &                 Gross      Gross    Royalty
 No. Of Wells      Concession Holder        Acres   Production  Acres   Blocks
--------------  -----------------------  ---------  ----------  ------- ------
267 - 21 wells  Santos Producing Block     423,000     17.15%    5,806    23
299 - 65 wells  Santos Producing Block     441,600     05.75%    2,031    24
543 - 1 well    Vernon E. Faulconer
                  Australia, Inc.        1,232,800     25.00%   24,656    67
560 - 3 wells   First Sourcenergy
                  Group Inc.               625,600     25.00%   12,512    34
Patchawarra
   SW           Santos Producing Block      18,400      6.25%       92     1

The following table sets forth the undeveloped acreage in which the Company had an ORRI in Australia as of March 25, 2002, the date of the title searches on the Queensland properties.

                                              Percentage
                                               of 1% of      Net
                                      Gross     Gross      Royalty
 Area     Concession Holder           Acres   Production     Acres   Blocks
-------  ------------------------- ---------- ----------  ---------  ------
  544    Australian Petroleum
          Industries Pty. Ltd.        607,200   08.08%       3,925     33
  550    Discovery Geo (AUSTRALIA)
          Corporation                 276,000   25.00%       5,520     15
  554    DyAd Australia, Inc.         110,400   25.00%       2,208      6
  582    Cooper-Eromanga Oil, Inc.  6,716,000   67.10%     360,515     365
  616    East Jackson Oil, Inc.       147,200  333.33%      39,253      8
VIC/P45  BHP Billiton Ltd.            214,000    5.00%         856    11.63

The estimated number of non-producing wells on the above areas is included below:

                                  Estimated number of
         Area                      non-producing wells
        -----                    --------------------
         267                                5
         299                                8
         543                               10
         560                                8
         544                                6
         550                                5
         554                                2
         582                                1
         616                                3
       VIC/P45                              5

The total acreage under which ACOR holds overriding royalty interests in Queensland and South Australia is 457,374 net royalty acres under 10,812,400 gross surface acres.

ACOR holds overriding royalty interests in eleven concessions covering 10,812,400 surface acres in the Eromanga and Cooper Basins in Australia. Production has been discovered on five of the concessions. The Eromanga Basin encompasses the southwestern portion of the province of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin. The Cooper Basin is located in the northeast part of the province of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of 1,056,000,000 barrels of oil equivalent and is making approximately $A930,000,000 worth of oil, gas and associated hydrocarbons per year (equivalent to about $550 million in U. S. dollars).

On the 10,812,400 surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

ACOR is currently receiving revenues from three of its overriding royalty interests - ATP 267, ATP 543 and ATP 299.

Plans for the next 12 months on overriding royalties in Queensland, South Australia and Victoria are at the discretion of the working interest holders. All exploration costs on overriding royalties are borne by the working interest holders. The Company is responsible for one-half (1/2) of the exploration program costs on working interest holdings. The Company's portion of the minimum exploration commitments under CO2000-A, CO2000-B and CO2000-C total $145,000 in year 1, $275,000 in year 2 and $1,450,000 in year
3. The Company is responsible for all the exploration and drilling costs on ATP 582.

On ATP 543, a successful gas well was completed on August 30, 1996. After completion of a gas pipeline gas began to be marketed in August, 1999.


ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of December 31, 2001. However, the Company plans to work with legal counsel in Australia to undertake necessary litigation to perfect its title in an overriding royalty interest in the Patchawarra Southwest Block of PEL 5 and PEL 6. The overriding royalty interest was created in June 1971, and since that time has been assigned to six different companies with the last assignee being ACOR. The Company has determined that due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect past royalty payments of approximately $36,081, and royalty payments in the future. The expected cost of the barrister's fees for ACOR's part will be approximately $15,750 in addition to any stamp duty, which may be required, or other potential fees.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) Market Information

The company is listed on the OTC Bulletin Board. The symbol is: AUCAF. There are currently 5,201,500 common shares issued and outstanding. These 5,201,500 shares are owned by approximately 305 shareholders. The market price on March 26, 2002 was $2.00 (US) per share.

(b) Holders

The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on March 26, 2002 was 305.

(c) Dividends

The Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

The Company is jointly applying for an offshore area in the Bass Strait of Australia, offshore Victoria, during 2002. The Company is taking a one-quarter (25%) interest in this application. Ely Sakhai, President of ACOR, is taking one-quarter (25%) and a non-related company is taking the remaining one-half (50%) interest in the application. International Oil Lease Service Corporation (IOLS) will be acting as the leasing agent for this application. Robert Kamon, Secretary of ACOR, is President of IOLS, and has leased a number of successful areas for ACOR. The Company's portion of the leasing fees will be $13,750, if the application is successful, plus one-half of one percent (1/2 of 1%) overriding royalty. If the application is unsuccessful, the Company's fees will be $7,500 for non-refundable application fees to governments and for data acquisition.

This target area is approximately 185,000 acres and is surrounded by major oil and gas producing fields, the closest of which is one and one-half miles to the east. All of the surrounding oil and gas fields are operated by BHP Billiton Ltd.-Exxon.

The Company is excited about this application due to four existing prospects on the area. Additionally, the area will be relatively easy to explore and develop due to shallow water depths and close proximity to pipelines.

This represents a major commitment for ACOR, if the application is successful, and will necessitate the Company raising sizable funds for exploration and development.

The Company will make a full disclosure statement after the application is filed and application submittal dates are closed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2001 was $260,202 compared to $139,255 on December 31, 2000. Total Current Liabilities as of December 31, 2001 were $271,600 placing the Company's liquidity ratio of current assets to current liabilities to .95 to 1.00. Of the $260,202 in current assets, $250,000 is a certificate of deposit. Cash on hand as of December 31, 2000 was $134,877 compared to $7,060 on hand as of December 31, 2001. The decline of cash is related to an increase in both personnel costs and shareholder relations' expenditures.

The Company plans to meet its operating expenditures from loans from two of its principal shareholders, which have loaned to the Company as of December 31, 2001 $20,000. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

A Private Placement Memorandum has been prepared to raise working capital for the company's operations. Subsequent to the end of the fiscal year, energy prices have improved from $18.00 per barrel to $28.00 per barrel making the Private Placement of the Company's common stock more appealing to accredited investors.

RESULTS OF OPERATIONS

The Company's oil and gas revenues have remained approximately the same for the past two years. In 2001 the revenues were $10,574 compared to $11,451 in 2000. Other income for the Company includes interest earned in 2000 of $10,919 compared to $2,575 for 2001. The decline in interest income is attributable to having lower cash amounts on hand.

During the year the Company borrowed $20,000 from two of its principal shareholders and prior to year-end borrowed $250,000 from the First National Bank of Cisco, Texas.

The net loss for the year ended December 31, 2000 was $59,726 compared to a net loss of $179,411 for the year ended December 31, 2001. The $119,685 increase in loss incurred is directly related to the additional expenditures in shareholder relations ($69,246), personnel costs ($66,210) and professional fees ($16,001). Total operating expenses were $178,814 for the year ended December 2001 compared to $63,051 for the previous year. The increase in expenses mentioned were initiated during the year to promote the Company following its listing on the OTC-NASDAQ Bulletin Board (Symbol:
AUCAF) on December 21, 2000.

Management is optimistic about the drilling planned on its Australian interests and the new applications planned for the year 2002.

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


ITEM 7. FINANCIAL STATEMENTS

The following financial statement information for Australian-Canadian Oil Royalties Ltd, begins following the signature page of this form. The Index to the Financial Statements is on page F-1.

    Report of Independent Certified Public Accountants
    Balance Sheets
    Statement of Operations
    Statement of Stockholders' Equity
    Statement of Cash Flows
    Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                                   Date First
                                 Position With      Elected
        Name              Age     the Company     as Director
  --------------------   ----  ----------------  -------------
    Larry Braun           58       Director          1997
    Kenneth W. Campbell`  72       Director          1997
    Robert Kamon          74       Director &        1997
                                    Secretary
    William A. Randall    61       Director          1997
    Ely Sakhai            50       Director &        1997
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

                                                   Date First
                                 Position With      Elected
        Name              Age     the Company      as Officer
  --------------------   ----  ----------------  -------------
    Robert Kamon          74    Secretary and        1997
                                  Director
    Ely Sakhai            50    President and        1997
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

Robert Kamon, Director and Secretary, is a petroleum-engineering graduate of the University of Texas at Austin, Texas. Mr. Kamon has been President of three NASDAQ listed companies. He is currently the President of several private companies - Australian Grazing and Pastoral Co. Pty. Ltd. since 1954, International Oil Lease Service Corp. since 1961, and Tensleep Oil and Production Inc. since 1989.

William A. Randall, Director, is a graduate of the University of British Columbia and has an LLB degree from the University of British Columbia. He has been a practicing commercial attorney for the last thirty years, and is currently a partner in the Vancouver firm of Russell and DuMoulin.

Ely Sakhai, Director and President, is a civil engineering graduate of a University in New York. He has been engaged in the art gallery business in New York City for the past sixteen years.


ITEM 10.  EXECUTIVE COMPENSATION

Value of the office space used by ACOR was $ 1,200.00* for 2001.

Value of the time cost by ACOR executives $ 8,000.00* for 2001.

*These have been recorded as expenses and contributed capital in the financials in their respective periods.

The executive officers of ACOR have received no salary, bonus or stock compensation since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 26, 2002 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                               # of Shares     Percent
            Name and                          Beneficially       of
      Address of Stockholder                      Owned         Class
  --------------------------------------     ----------------  -------
  Tensleep Oil & Production, Inc.*               908,000        17.46%
  1304 Avenue L
  Cisco, Texas   76437

  Larry Braun                                        -0-         0.00%
  226 Lake Fraser Place, SE
  Calgary, Alberta, T2J 3T5
  Canada

  Ken Campbell                                   100,000         1.92%
  307 Triune Bay
  Calgary, Alberta T1X 1G4
  Canada

  Robert Kamon**                               1,500,000        28.84%
  1304 Avenue L
  Cisco, Texas  76437

  William A. Randall                              20,000         0.38%
  2100-1075 W. Georgia St.
  Vancouver, British Columbia V6E 3G2
  Canada

  Ely Sakhai                                   1,400,000        26.92%
  10 Windsor Dr.
  Old Westbury, New York 11568

  All officers and directors as a group        3,020,000        58.06%


  Jan Soleimani                                  800,000        15.38%
  21 Windsor Dr.
  Old Westbury, New York   11568

  *Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Robert Kamon owns 50% of the shares of Tensleep.

  **Robert Kamon (592,000 shares) and Tensleep's (908,000 shares) holdings are included together in Robert Kamon's ownership percentage.

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

The owners have no rights to acquire additional shares through options, warrants, rights, or conversion privileges within the next sixty days. The present principal owners have not sold any of the original 4,000,000 shares since incorporation, except that International Oil Lease Service Corp., an original shareholder, sold 592,000 shares on December 1, 1997, to Robert

Kamon, prior to the Company initiating its 504 Regulation D issue. During 2001, Australian Grazing & Pastoral Co., Pty. Ltd. sold their 1,008,000 shares to Tensleep Oil & Production, Inc. During February 2002 Tensleep Oil & Production, Inc. sold 100,000 shares to a non-affiliate of the Company.

Management is not aware of any current arrangements, which would result in a change of control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACOR and Ely Sakhai, currently President of ACOR, presently each own 50% working interest in Areas CO2000-A, CO2000-B, and CO2000-E.

Three of the directors of the Company, Robert Kamon, Ken Campbell and Larry Braun, are active in the oil and gas industry personally. The activities of each could result in a conflict of interest between their other oil and gas activities and those of the Company.

Robert Kamon is President of International Oil Lease Service Corp. Mr. Kamon is also President of Tensleep Oil & Production, Inc. International Oil Lease Service Corp. is in the business of applying for and acquiring oil and gas concessions in Australia; therefore, its activities may involve a conflict of interest with the Company.

Tensleep Oil & Production, Inc., controlled by Robert Kamon, is in the business of oil and gas exploration and its activities may involve a conflict of interest with the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    None

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUSTRALIAN-CANADIAN OIL
                                          ROYALTIES LTD.

Dated: April 13, 2001                     /s/    Ely Sakhai
                                          Ely Sakhai, President & Director

Dated:  April 13, 2001                    /s/    Robert Kamon
                                          Robert Kamon, Secretary & Director

Dated: April 13, 2001                     /s/    Ken Campbell
                                          Ken Campbell, Director

Dated: April 13, 2001                     /s/    Larry Braun
                                          Larry Braun, Director

Dated: April 13, 2001                     /s/    William A. Randall
                                          William A. Randall, Director

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.




                       INDEX TO FINANCIAL STATEMENTS



  Report of Independent Certified Public Accountants  .  .  .  .  .   F-2

  Balance Sheets as of December 31, 2001 and 2000  .  .  .  .  .  .   F-3

  Statements of Operations for the years ended
            December 31, 2001 and 2000 .  .  .  .  .  .  .  .  .  .   F-4

  Statement of Stockholders' Equity for the years ended
            December 31, 2001 and 2000 .  .  .  .  .  .  .  .  .  .   F-5

  Statements of Cash Flows for the years ended
            December 31, 2001 and 2000 .  .  .  .  .  .  .  .  .  .   F-7

  Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .   F-8











                                    F-1





             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2001, and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company currently has limited disposable cash and its revenues are not sufficient to fund operations at historical levels. These facts raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/   ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

April 4, 2002







                                    F-2

                   Australian-Canadian Oil Royalties Ltd.
                               Balance Sheets
                      As of December 31, 2001 and 2000

                                                      2001              2000
                                                    ---------        ---------
                              Assets
CURRENT ASSETS
  Cash                                              $   7,060        $ 134,877
  Cash-restricted                                     250,000               -
  Accounts receivable                                   1,917            1,578
  Accrued interest receivable                              -             1,519
  Prepaid expenses                                      1,225            1,281
                                                    ---------        ---------
    Total Current Assets                              260,202          139,255
                                                    ---------        ---------
PROPERTY AND EQUIPMENT
  Oil and gas properties                              383,672          378,407
  Accumulated depletion                               (26,569)         (18,436)
                                                    ---------        ---------
    Net Property and Equipment                        357,103          359,971
                                                    ---------        ---------
OTHER ASSETS
  Investment in equity method investee                     54               54
  Organization Costs (net of accumulated amor-
    tization of $2,513 and $1,984 respectively)           132              661
                                                    ---------        ---------
     Total Other Assets                                   186              715
                                                    ---------        ---------
    TOTAL ASSETS                                    $ 617,491        $ 499,941
                                                    =========        =========

                Liabilities & Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable                                  $   1,600        $   1,807
  Loans from officers                                  20,000               -
  Note payable to bank                                250,000               -
                                                    ---------        ---------
    Total current liabilities                         271,600            1,807
                                                    ---------        ---------
STOCKHOLDERS' EQUITY
  Preferred stock no par (50,000,000 shares
    authorized, none outstanding)                          -                -
  Common stock, no par (50,000,000 shares
    authorized, 5,201,500 and 5,150,000 shares
    respectively outstanding)                         620,473          602,448
  Additional paid in capital                           24,100           14,900
  Accumulated deficit                                (298,388)        (118,977)
  Other comprehensive income:
    Foreign currency translation adjustment              (294)            (237)
                                                    ---------        ---------
    Total Stockholders' Equity                        345,891          498,134
                                                    ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 617,491        $ 499,941
                                                    =========        =========

The accompanying notes are an integral part of these financial statements.
                                    F-3

                   Australian-Canadian Oil Royalties Ltd.
               Statements of Income and Comprehensive Income
               For the years ended December 31, 2001 and 2000




                                                       2001            2000
                                                    ---------        ---------
OPERATING REVENUES
  Oil & gas revenues                                $  10,574        $  11,451

OPERATING EXPENSES
  Depletion and amortization                            8,662            8,539
  Personnel costs                                      66,210           26,793
  Professional fees                                    14,594           15,321
  Adjustment for excess costs                          16,001            6,861
  Shareholder relations                                69,246              799
  General and administrative expenses                  14,675           16,189
                                                    ---------        ---------
     Total Operating Expenses                         189,388           74,502
                                                    ---------        ---------
(LOSS) FROM OPERATIONS                               (178,814)         (63,051)

OTHER INCOME
  Interest                                              2,575           10,919
  Equity in loss of investee                               -            (4,159)
                                                    ---------        ---------

(LOSS) BEFORE INCOME TAXES                           (176,239)         (56,291)

Australian income taxes                                 3,172            3,435
                                                    ---------        ---------

       NET LOSS                                      (179,411)         (59,726)


OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                 (57)             (84)
                                                    ---------        ---------
   TOTAL COMPREHENSIVE LOSS                         $(179,468)       $ (59,810)
                                                    =========        =========

Net loss per weighted average share outstanding     $   (0.03)       $   (0.01)
                                                    =========        =========

Weighted average shares outstanding                 5,151,693        5,150,000
                                                    =========        =========




The accompanying notes are an integral part of these financial statements.
                                    F-4

                   Australian-Canadian Oil Royalties Ltd.
                     Statement of Stockholders' Equity
               For the years ended December 31, 2001 and 2000



                                                                   Accumulated
                                           Additional Accumulated    Other
                             Common Stock    Paid In   Earnings/  Comprehensive
                           Shares   Amount   Capital   (Deficit)      Income
                         --------- --------- --------  ---------    ---------

BALANCES, 01/01/00       5,150,000 $ 602,448 $  9,000  $ (59,251)   $    (153)

Additional contributed
  capital                       -         -     5,900         -            -
Net loss                        -         -        -     (59,726)          -
Other comprehensive
  income:
 Foreign currency
 translation adjustment         -         -        -          -           (84)
                         --------- --------- --------  ---------    ---------

BALANCES, 12/31/00       5,150,000   602,448   14,900   (118,977)        (237)

Stock issued for
  services                  51,500    18,025       -          -            -
Additional contributed
  capital                       -         -     9,200         -            -
Net loss                        -         -        -    (179,411)          -
Other comprehensive
  income:
 Foreign currency
 translation adjustment         -         -        -          -           (57)
                         --------- --------- --------  ---------    ---------

BALANCES, 12/31/01       5,201,500 $ 620,473 $ 24,100  $(298,388)   $    (294)
                         ========= ========= ========  =========    =========









The accompanying notes are an integral part of these financial statements.
                                    F-5

              Australian-Canadian Oil Royalties Ltd.
                     Statements of Cash Flows
                Increases/(Decreases) in Cash Flow
          For the years ended December 31, 2001 and 2000


                                                           2001        2000
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(179,411)   $ (59,726)
Adjustments to reconcile net (loss) to net cash
  provided by operations:
  Depletion and amortization                                8,662        8,539
  Value of expenses contributed by officers                 9,200        5,900
  Stock issued for services                                18,025           -
  Adjustment for foreign currency translation                  56          (84)
  Equity in loss of investee                                   -         4,159
  Adjustment for excess costs                              16,001        6,861
Changes in:
  Receivables                                               1,180       (1,211)
  Prepaid expenses                                            (57)          61
  Accounts payable                                           (207)         528
                                                        ---------    ---------
NET CASH (USED) BY OPERATING ACTIVITIES                  (126,551)     (34,973)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil & Gas Properties                                    (21,266)     (76,302)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to officers                  20,000           -
  Proceeds from bank notes                                250,000           -
                                                        ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 270,000           -
                                                        ---------    ---------

  Increase/(Decrease) in cash for period                  122,183     (111,275)

  Cash and cash equivalents, beginning of period          134,877      246,152
                                                        ---------    ---------
Cash and cash equivalents, end of period                $ 257,060    $ 134,877
                                                        =========    =========

SUPPLEMENTAL DISCLOSURES:

  Cash payments for:
    Interest                                            $     -      $      -
    Australian income taxes                                3,105         3,493

  Noncash Investing and Financing Activities:
    Contributed expenses                                   9,200         5,900
    Stock issued for services                             18,025            -





The accompanying notes are an integral part of these financial statements.
                                    F-6

                   Australian-Canadian Oil Royalties Ltd.
                       Notes to  Financial Statements
                         December 31, 2001 and 2000


GENERAL:

Australian-Canadian Oil Royalties Ltd. (the Company) was incorporated April 28, 1997 in Vancouver, British Columbia, Canada. Its primary business plan is the purchase of overriding royalty interests for long-term passive income and capital gains, with sales of these interests as deemed in the best interest of the Company. Current primary income sources are royalties earned on overriding royalty interests held by the Company. The Company also engages third parties for leasing operations in various countries. At present, all of the producing properties held by the Company are located in Australia's main onshore oil and gas producing basin. These financial statements are prepared in U.S. dollars for use in U.S. securities filings.


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

   Costs of the producing royalty interests acquired in 1997 are being amortized over the estimated reserves reported by the Queensland, Australia government at June 30, 1997; as revised by subsequent reports for discoveries, changes in estimates, etc.; based on actual quantities sold. (These reports are generally released one year after the end of the reporting period.) Costs of non-producing interests are not being amortized pending development or production and sale of oil or gas.

Investments in Equity Method Investee

   The Company's investment of 20% of the common stock of Cooper Basin Oil and Gas, Inc. was carried at cost because the activities of CBOG were immaterial through the end of 1999. During 2000, CBOG's activity was recorded on the equity basis and the investment is reported at the Company's equity in the remaining assets of CBOG. CBOG had no activity during 2001.

Intangible Assets and Amortization

   Intangible assets consist of organization costs. These costs, which were incurred in the formation of the Company, are being amortized over a period of 60 months on a straight-line basis. Amortization totaled $529 for each of 2001 and 2000. These amounts are included with depletion expense for presentation of depletion and amortization.

Income Taxes

   Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

   As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). The operating losses can be carried forward for seven years. The Company has available at December 31, 2001, unused operating loss carry-forwards that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

      Amount of Unused Operating        Expiring During Year Ended
        Loss Carry forwards                December 31,
        -------------------                ------------
           $   4,151                          2004
              36,557                          2005
              18,543                          2006
              52,865                          2007
             163,410                          2008
           ---------
           $ 275,527
           =========

   The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due to the ceiling test that is not deductible for tax purposes.

   The potential tax benefit from these operating loss carry forwards is $126,742 and $51,574 in 2001 and 200, respectively. The Company has recognized a valuation allowance against these deferred tax assets due the inability to foresee when such benefits will be realized.

   The Company has no net U.S. source income nor any income effectively connected with a U.S. trade or business. Therefore, there is no U.S. tax liability or benefit related to its activities to date.

   The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $3,172 and $3,435 in 2001 and 2000, respectively.

Earnings Per Share

   U.S. accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an as if converted basis. This is computed by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potentially dilutive securities.

   Weighted average shares outstanding were 5,151,693 and 5,150,000 for 2001 and 2000, respectively.

Foreign Currency Transactions

   As noted above, these statements have been prepared in U.S. dollars. However, the Company conducts transactions in Canadian, Australian and U.S. dollars. Transactions denominated in Canadian or Australian dollars are translated to equivalent U.S. dollars for recording in the financial statements based on the currency exchange rates existing at the dates of the transactions. Ending balances of accounts that are denominated in Canadian dollars are translated to U.S. dollars based on the currency exchange rates existing at December 31. The exchange gains and losses that result from translating these amounts to U.S. dollars are accumulated and reported as Other Comprehensive Income, a separate component of the Company's stockholders' equity.

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


NOTE 2:   RESTRICTED CASH

The amounts presented as restricted cash consists of certificates of deposit that serve as collateral for the short- term bank notes. Use of these amounts is restricted under the terms of the collateral agreement.


NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 2001 and 2000 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling

$1,917 and $1,578, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. The cost basis of the receivable is believed to approximate its fair value. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.


NOTE 4:   PREPAID EXPENSES

During 1997, the Company advanced $C5,000 to Dales, Matheson, Carr-Hilton, Chartered Accountants of Vancouver, British Columbia for services in connection with the formation of the Company and the initial public offering. This excess of the advance over the costs has been being used to pay for services as they arise. No services were billed during 2001 or 2000. Adjustments in the balance occur with fluctuations in the exchange rates. Balances at December 31, 2001 and 2000 were $US1,224 and $US1,282.


NOTE 5:   OIL AND GAS PROPERTIES

During 1997, the Company acquired a package of overriding royalty interests comprising 1,005,143 net royalty acres under 28,572,609 gross surface acres in Australia's main onshore oil and gas producing basin in exchange for 4,000,000 shares of its common stock as described in NOTE 5 below. In addition to the acquisition cost, the Company incurred costs associated with preparation of assignments and registering chain of title transactions in Australia.

During December 2000, the Company purchased all of the outstanding stock of Cooper Eromanga Oil, Inc. (CEO). Subsequently, ATP 582 was assigned from CEO to the Company. The interest assigned represents 100% of the working interest in Queensland concession 582. ATP 582 consists of 6,700,000 surface acres and will require minimum annual exploration expenditures (which are yet to be determined) after an agreement has been reached with the Aboriginal Tribes regarding ingress and egress on the concession. The Company acquired its interest in exchange for paying certain legal costs and delay rentals totaling $3,373 and agreeing to assign a 2% of all production overriding royalty interest to CEO's previous owner. The out-of-pocket costs have been included in capitalized oil and gas acquisition costs. This concession is subject to a total of 11 1/2% in assigned overriding royalty interests (including the 2% interest) in addition to the standard 10% royalty retained by the Queensland government. During 2001, the Company paid another $2,266 in rental costs.

During the September 2000, the Company was successful in applications for three Australian oil and gas concessions in South Australia. The Company submitted these applications on a 50/50 basis with, its President, Ely Sakhai. The Company's portion of the minimum exploration commitments under these three applications total $145,000 in year 1, $275,000 in year 2, and $1,450,000 in the third year. These concessions lie under 1,698,348 surface acres. These commitments will not commence until native title considerations have been negotiated.

During 2001, the Company purchased a .05% overriding royalty interest under permit VIC/P45 for $19,000. This is an offshore prospect that the Company believes has high production potential.

Below is a summary of capitalized costs related to oil and gas properties:

                                           2001              2000
                                        ---------         ---------
   Acquisition cost                     $ 398,558         $ 377,292
   Assignment and transfer costs            7,976             7,976
   Less allowance for excess costs        (22,862)           (6,861)
                                        ---------         ---------
        Total                             383,672           378,407
   Less accumulated depletion             (26,569)          (18,436)
                                        ---------         ---------
      Net Oil and Gas Properties        $ 357,103         $ 359,971
                                        =========         =========

The costs producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, and ATP 543. Other interests have not produced saleable oil or gas from which the Company has received revenues. The costs associated with these properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $8,133 and $8,010 for 2001 and 2000.

Additionally, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2001 and 2000. Adjustments to reduce the carrying values according to the ceiling test were $16,001 in 2001 and $6,861 in 2000.


NOTE 6:   NOTES PAYABLE

During September, October, and November 2001, the Company borrowed a total of $20,000 due in one year from its president and secretary. These funds were used to meet current operating obligations incurred by the Company. This series of four $5,000 notes bears interest at 4.5% and each note is due one year from its date of origination.

On December 28 and December 31, 2001, the Company borrowed $100,000 and $150,000, respectively, from the First National Bank of Cisco. These notes bear interest at 4%, are due on March 29 and April 1, 2002, respectively, and are collateralized by certificates of deposit in the Company's name held by the bank.


NOTE 7:   TRANSACTIONS WITH RELATED PARTIES

During 1997, the Company issued stock for the package of overriding royalty interests as described in NOTE 4 above. Since these properties were acquired from related parties (controlling stockholders after the transaction), they were recorded by the Company at the transferors' cost basis. On May 19, 1997, the Company acquired 60% of these interests from Ely Sakhai, Jan Soleimani and Mike Altamura (the Sakhai group) for 2,400,000 shares of the Company's common stock. The Sakhai group had previously acquired these royalties from Australian Grazing and Pastoral Co., Pty. Ltd.
(AGP) at a cost of $300,000. There was no affiliation between the Sakhai group and AGP. Therefore, this transaction established the cost basis of the Sakhai group. This value, in turn, became the cost basis for recording the properties as received by the Company in exchange for its stock. On May 22, 1997, the Company acquired the remaining 40% of the overriding royalty package from AGP and International Oil Lease Service Corp. (IOLS) for 1,600,000 shares of the Company's common stock. The cost basis of AGP and IOLS in these royalties was not susceptible to reasonable, cost-effective substantiation. As a result, this portion of the royalty package was recorded by the Company at no cost ($0).

Office space and time provided, with no cash outflows by the Company, by officers had estimated unpaid values of $9,200 and $5,900 during 2001 and 2000. These amounts have been reported as operating expenses and also recorded as additional paid-in capital in their respective years.

During 2000 and 2001, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $16,643 and $1,632, respectively.

As discussed at Note 5, the Company was successful in applications during 2000 for three new South Australia concessions. In the application process, Australian Grazing & Pastoral Co., PTY. Ltd. and International Oil Lease Service Corp. paid various expenses and provided various services to the Company. A total of $74,261 was paid to these entities in this process. Some of these costs were merely passthrough items allowing a monetary conversion to provide for payment in Australian dollars. Other costs were for services rendered by these entities.

As discussed at Note 6, the Company borrowed a total of $20,000 from two of its officers in order to fund administrative costs and efforts to promote the Company's name and availability.


NOTE 8:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where all of its properties are presently located. All revenues reported by the Company during 2001 and 2000 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2001 and 2000 are also related to the revenue received from the Australian royalties. The Company also incurred personnel and office expenses in the United States. All of the U.S. costs and expenses were general and administrative in nature.


NOTE 9:   INVESTMENT IN EQUITY METHOD INVESTEE

In 1999, the Company contributed $2,100 of the creation capital of Cooper Basin Oil & Gas, Inc. (CBOG) for a 20% ownership interest. CBOG was created to pursue Australian oil and gas concessions. As the owner of a 20% interest in CBOG, the Company has agreed that it will fund 20% of new concession costs or forfeit its ownership interest. During the last quarter of 1999, the Company contributed $2,112 toward costs to be incurred in 2000 for an application for another concession. The activities of this investment are recorded on the equity basis. The Company's share of the expenses of CBOG totaled $4,159 in 2000. There was no activity in this entity during 2001 and the Company has no current commitments with CBOG.

NOTE 10:   STOCK TRANSACTIONS

During December 2001, the Company issued 51,500 shares valued at $18,025 to a consultant for services to be provided regarding promotion and management of the Company.


NOTE 11:   CONTINGENCY

The package of Australian overriding royalty interests acquired by the Company in 1997 includes a 1/8 of 1% interest in all production from the Patchawarra Southwest Block of PEL's 5 & 6. This overriding royalty comprises approximately 5,348 net royalty acres under 1,069,717 surface acres. The Patchawarra Southwest Block became productive in June 1989 and has produced approximately $A67,119,716 in revenues from oil, gas and LPG since that time. This overriding royalty was first created in June 1971 as
a 1/4 of 1% interest out of a 10% working interest.   Since that time, this
interest has been assigned to six different companies with the last assignee being Australian-Canadian Oil Royalties Ltd. During 1997, the Company determined that, due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect both past and future royalty payments. In addition to the legal costs incurred in this litigation, the Company will be required to pay the stamp duty, charged by the Australian government, for any previous assignment between parties that has not been paid.

The Company is working with legal counsel in Australia to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2001, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in the range of $A25,000 in addition to any stamp duty that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production.


NOTE 12:   CONCENTRATION OF RISK

The oil and gas assets of the Company are all located in Australia. These are the sole source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance
Corporation (FDIC) up to $100,000 per depositor. Combined balances at December 31, 2001 at the Company's primary bank exceeded federally insured limits by $150,090.


NOTE 13:   GOING CONCERN CONSIDERATIONS

As of December 31, 2001, the Company has limited disposable cash. Additionally, its revenues are not sufficient to cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interest under ATP 582, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's will be successful.


NOTE 14:   SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company has borrowed and additional $10,000 from its officers in order to meet current operational expenses.


NOTE 15:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS  (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2001 and 2000 and for the years then ended. All interests are in Australia.

                Reserves of oil and gas - Royalty Interests

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas produced from the producing interests is presented in the following schedule. No estimates of reserves have been reported to or filed with any Federal authority or agency during the year presented.

                                                  Gas (mcf)       Oil (bbls)
                                                2001    2000     2001    2000
                                               ------  ------   ------  ------
  Reserves reported by the Queensland
    government as of June 30, 1997                 -       -     3,962   3,962
  Additions or adjustments after 1997          15,272      -        -       -
    Discoveries                                    -   15,272       -       -
    Cumulative previous production             (2,270)     -    (1,839) (1,409)
    Current year production                    (2,137) (2,270)    (448)   (430)
                                               ------  ------   ------  ------
  Unrecovered reserves                         10,865  13,002    1,675   2,123
                                               ======  ======   ======  ======

          Results of Operations for Producing Activities
          For the Years Ended December 31, 2001 and 2000

                                                        2001        2000
                                                     ---------   ---------
Sales of oil and gas                                 $  10,574   $  11,451

Production costs (including taxes)                          -           -
Acquisition & exploration costs                         21,266          -
Depletion                                                8,133       6,142
                                                     ---------   ---------
Results of operations from producing activities
  (excluding corporate overhead)                     $ (18,825)  $   5,309
                                                     =========   =========

                                    F-13

All sales were to unaffiliated entities. Amortization costs were $10.11 and $7.60 per equivalent barrel for 2001 and 2000, respectively.


       Capitalized Costs Relating to Oil and Gas Producing Activities
                       At December 31, 2001 and 2000

                                                        2001        2000
                                                     ---------   ---------
   Unproved properties (not being amortized)         $ 282,962   $ 261,696
   Proved properties (being amortized)                 123,572     123,572
   Capitalized pre-acquisition costs                        -           -
                                                     ---------   ---------
   Total Capitalized Costs                             406,534     385,268

     Allowance for excess costs                        (22,862)     (6,861)
     Accumulated depletion                             (26,569)    (18,436)
                                                     ---------   ---------
   Net Capitalized Costs                             $ 357,103   $ 359,971
                                                     =========   =========

    Costs Incurred in Oil and Gas Property Acquisition, Exploration and
           Development For the Years Ended December 31, 2001 and 2000

                                                              Australia
                                                        2001        2000
                                                     ---------   ---------
Property acquisition costs:
   Proved                                            $      -    $      -
   Unproved                                             21,266      76,302
   Exploration costs                                        -           -
   Development costs                                        -           -
                                                     ---------   ---------
Total                                                $  21,266   $  76,302
                                                     =========   =========


                                    F-13