Form 10QSB
period 2002-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2002-05-13
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended MARCH 31, 2002

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

       There were 5,201,500 shares of common stock, $.001 Par Value, outstanding as of  March 31, 2002


Transitional Small Business Disclosure Format; [  ] Yes     [X] No





                                     1




               AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.


                              FORM 10QSB

                                INDEX


                                                                       Page
                                                                       ----

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


Part II:  Other information


   Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  . 10


Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 10







                                     2


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements







    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated April 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

May 8, 2002


                                     3

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          CONDENSED BALANCE SHEETS

                                                     March 31, December 31,
                                                       2002        2001
                                                    ---------    ---------
                                                   (Unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  12,815    $   7,060
   Cash equivalents, restricted                       250,000      250,000
   Royalties receivable                                 1,255        1,917
   Prepaid expenses and other                           1,225        1,225
                                                    ---------    ---------
      Total Current Assets                            265,295      260,202
                                                    ---------    ---------
PROPERTY AND EQUIPMENT
   Oil and gas properties                             383,672      383,672
   Accumulated depletion                              (28,669)     (26,569)
                                                    ---------    ---------
      Total Property and Equipment                    355,003      357,103
                                                    ---------    ---------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.              54           54
   Organization costs (net of amortization of
       $2,645 and $2,513, respectively                     -           132
                                                    ---------    ---------
      Total Other Assets                                   54          186
                                                    ---------    ---------
TOTAL ASSETS                                        $ 620,352    $ 617,491
                                                    =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                          $   2,094    $   1,600
   Accrued interest payable                            1,963           -
   Loans from officers                                 30,000       20,000
   Note payable to bank                               250,000      250,000
                                                    ---------    ---------
      Total Current Liabilities                       284,057      271,600
                                                    ---------    ---------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,201,500 shares issued
      and outstanding)                                620,473      620,473
   Additional paid in capital                          24,900       24,100
   Accumulated deficit                               (308,784)    (298,388)
   Other comprehensive income:
      Foreign currency translation adjustment            (294)        (294)
                                                    ---------    ---------
      Total Stockholders' Equity                      336,295      345,891
                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 620,352    $ 617,491
                                                    =========    =========

See accompanying selected information.
                                     4

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2002 and 2001
                                (Unaudited)


                                                       2002         2001
                                                    ---------    ---------
OIL AND GAS REVENUES                                $   1,786    $   3,681

COST OF SALES
   Depletion                                            2,100        2,256
                                                    ---------    ---------
   GROSS PROFIT                                          (314)       1,425
                                                    ---------    ---------
OPERATING EXPENSES
   Personnel costs                                      6,033        8,599
   Professional fees                                      216          203
   Other                                                1,599        2,361
                                                    ---------    ---------
      Total Operating Expenses                          7,848       11,163
                                                    ---------    ---------

OPERATING LOSS                                         (8,162)      (9,738)

OTHER INCOME/(EXPENSE)
   Interest and dividends                               1,262        1,399
   Interest expense                                    (2,960)          -
                                                    ---------    ---------
NET LOSS BEFORE INCOME TAXES                           (9,860)      (9,738)

   Australian income taxes                               (536)      (1,104)
                                                    ---------    ---------
NET LOSS                                            $ (10,396)   $ (10,842)
                                                    =========    =========


BASIC (LOSS) PER COMMON SHARE                       $   (0.00)   $   (0.00)
                                                    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                                      5,201,500    5,150,000
                                                    =========    =========








See accompanying selected information.
                                     5

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2002 and 2001
                                (Unaduited)


                                                      2002          2001
                                                    ---------    ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
     Net (loss)                                     $ (10,396)   $  (9,443)
     Adjustments to reconcile net (loss) to cash
        (used in) operating activities:
        Depletion and amortization                      2,232        2,389
        Expenses contributed by officer                   800        2,300
     Changes in operating assets and liabilities:
        Royalties receivable                              662          (73)
        Interest receivable                                -         1,519
        Accounts payable and accrued expenses           2,457        3,711
                                                    ---------    ---------
     Net Cash (Used In) Operating Activities           (4,245)         403

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of oil and gas interest                      -       (19,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from officers                                10,000           -
                                                    ---------    ---------

NET INCREASE IN CASH                                    5,755      (18,597)

CASH, BEGINNING OF PERIOD                               7,060      134,877
                                                    ---------    ---------
CASH, END OF PERIOD                                 $  12,815    $ 116,280
                                                    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                     $     865    $   1,068
   Interest expense                                       997           -

Non-Cash Transactions
   Contributed services and office space                  800        2,300






See accompanying selected information.
                                     6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 2002



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $500 and $2,000 for the first quarter of 2002 and 2001, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.

Item 2.   Management's Discussion and Analysis and Plan of Operations

The Company plans are to continue to acquire oil and gas exploration properties, make trades and deals for exploration, continue to development and actively conduct exploration on its Australian concessions. If necessary, the Company will apply for oil and gas properties in conjunction with the Company's President, Ely Sakhai, due to his substantial financial position.

The Company, jointly with Ely Sakhai and Liberty Petroleum Corporation, applied for an offshore area in the Bass Strait of Australia, offshore Victoria on April 10, 2002, subsequent to the end of this quarter. The Company is taking a one-quarter (25%) interest in this application. Ely Sakhai, President of ACOR, is taking one-quarter (25%) and Liberty Petroleum Corporation is taking the remaining one-half (50%) interest in the application. International Oil Lease Service Corporation (IOLS) will be acting as the leasing agent for this application. Robert Kamon, Secretary of ACOR, is President of IOLS, and has leased a number of successful areas for ACOR. The Company's portion of the leasing fees will be $13,750, if the application is successful, plus one-half of one percent (1/2 of 1%) overriding royalty. If the application is unsuccessful, the Company's fees will be $7,500 for non-refundable application fees to governments and for data acquisition.

This application area is approximately 185,000 acres and is surrounded by major oil and gas producing fields. This area is two miles west of the Halibut Oil Field, which has cumulative production of 60,000,000 barrels per well. BHP Billiton Ltd.-Exxon operates all of the surrounding oil and gas fields.

The Company is excited about this application area due to four existing prospects on the area. Additionally, the area will be relatively easy to explore and develop due to shallow water depths and close proximity to pipelines.

This represents a major commitment for ACOR. If the application is successful, it will necessitate the Company raising sizable funds for exploration and development.

Permit VIC/P45, under which ACOR holds a .05% overriding royalty interest consisting of 214,000 acres, is scheduled for drilling by BHP Billiton Ltd. during the summer of 2002. The Archer Prospect on this area has four oil pays and seven gas pays, with an estimated 1,000 feet of total pay section. If successful, this equates to an estimated 40,000,000 barrels of oil and
66.9 billion cubic feet of gas in place. This is one of fourteen structures on the area. BHP Billiton Ltd. is reported to be acquiring 750 square kilometers of new 3-D seismic on VIC/P45 beginning June 1, 2002.


Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, reported at $383,672 on March 31, 2002. The Company's cash as of March 31, 2002 was $262,815 with liabilities of $284,057. The Company's cash position was $262,815 on March 31, 2002 compared to $116,280 on March 31, 2001.
Stockholders' Equity declined in comparing March 31, 2002 to March 31, 2001 being $336,295 and $490,991, respectively. Total assets were $620,352 on

March 31, 2002 compared to $496,509 on March 31, 2001. Long-term plans may require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farmout interests in any oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's securities. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.


Results of Operations

Oil and Gas Revenues declined from $3,681 for the three months ended March 31, 2001 to $1,786 for the three months ended March 31, 2002. This decrease is primarily due to the Vernon Faulkner $1 on ATP 543 being shut-in until the pipeline company raises its natural gas purchase price to the fair market price. At such time the revenues should increase substantially. Total Operating Expenses were $7,848 for the three months ended March 31, 2002 compared to $11,163 for the same period in 2001, a decrease of $3,315. The Company had a net loss of $10,396 for the period ended March 31, 2002 compared to $9,443 for the period ended March 31, 2001.

Trends or events that could have a material impact on the Company's revenues and liquidity include the change from owning small royalties under 10,812,400 acres to a 50% working interest under 1,698,348 acres and a 100% working interest in 6,716,000 areas in Australia's main onshore oil and gas producing basin. These acres are located in CO2000-A, CO2000-B and CO2000-E in South Australia and ATP 582 in Queensland. This change to a working interest owner increases the chances of the Company significantly increasing revenues, but also places the responsibility and expenses for development on the Company rather than other companies, as is the case under overriding royalties. The Company's portion of the minimum exploration commitments under these three areas total $145,000 in Year 1, $275,000 in Year 2, and $1,450,000 in Year 3. ATP 582 will require minimum annual exploration expenditures (which are yet to be determined) after an agreement has been reached in regards to Native Title with the Aboriginal Tribes. The Company plans to meet these first year's minimum expenditures from various funding programs.

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


Disclosure Regarding Forward-Looking Statements

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

               None

          (b)   Reports on Form 8-K

               None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Australian-Canadian Oil Royalties, LTD.


Date: May 10, 2002                    /s/  ROBERT KAMON
                                    By: Robert Kamon, Secretary and
                                    Principal Financial Officer