Form 10QSB
period 2002-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2002-08-14
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended JUNE 30, 2002

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

       There were 5,201,500 shares of common stock, $.001 Par Value, outstanding as of June 30, 2002


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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of June 30, 2002, and the related consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

August 9, 2002





                                     3

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          CONDENSED BALANCE SHEETS

                                                     June 30,   December 31,
                                                       2002        2001
                                                    ---------    ---------
                                                   (Unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                        $   3,723    $   7,060
   Cash equivalents, restricted                       250,000      250,000
   Royalties receivable                                 2,405        1,917
   Prepaid expenses and other                           1,225        1,225
                                                    ---------    ---------
      Total Current Assets                            257,353      260,202
                                                    ---------    ---------
PROPERTY AND EQUIPMENT
   Oil and gas properties                             387,748      383,672
   Accumulated depletion                              (29,131)     (26,569)
                                                    ---------    ---------
      Total Property and Equipment                    358,617      357,103
                                                    ---------    ---------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.              54           54
   Organization costs (net of amortization of
       $2,645 and $2,513, respectively                     -           132
                                                    ---------    ---------
      Total Other Assets                                   54          186
                                                    ---------    ---------
TOTAL ASSETS                                        $ 616,024    $ 617,491
                                                    =========    =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                          $   2,318    $   1,600
   Accrued interest payable                             2,953           -
   Loans from officers                                 50,000       20,000
   Note payable to bank                               250,000      250,000
                                                    ---------    ---------
      Total Current Liabilities                       305,271      271,600
                                                    ---------    ---------

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized; no par
  value; 5,201,500 shares issued and outstanding)     620,473      620,473
Additional paid in capital                             25,700       24,100
Accumulated deficit                                  (335,126)    (298,388)
Other comprehensive income:
  Foreign currency translation adjustment                (294)        (294)
                                                    ---------    ---------
      Total Stockholders' Equity                      310,753      345,891
                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 616,024    $ 617,491
                                                    =========    =========

See accompanying selected information.
                                     4

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
           For Three and Six Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                           Three Months          Six Months
                                          2002      2001      2002       2001
                                        --------  --------  --------  --------
OIL AND GAS REVENUES                    $  1,886  $  2,352  $  3,671  $  6,033

COST OF SALES
   Depletion                                 462     1,884     2,562     4,140
                                        --------  --------  --------  --------
   GROSS PROFIT                            1,424       468     1,109     1,893
                                        --------  --------  --------  --------
OPERATING EXPENSES
   Personnel costs                         7,301    13,554    12,883    22,153
   Professional fees                       6,960     6,608     7,026     6,811
   Promotion and advertising               5,922    47,171     6,157    47,171
   Other                                   4,544     2,394     6,508     4,755
                                        --------  --------  --------  --------
      Total Operating Expenses            24,727    69,727    32,574    80,890
                                        --------  --------  --------  --------
OPERATING LOSS                           (23,303)  (69,259)  (31,465)  (78,997)

OTHER INCOME/(EXPENSE)
   Interest and dividends                     11     1,104     1,274     2,503
   Interest expense                       (2,486)       -     (5,446)       -
                                        --------  --------  --------  --------
NET LOSS BEFORE INCOME TAXES             (25,778)  (68,155)  (35,637)  (76,494)

   Australian income taxes                  (566)     (706)   (1,101)   (1,810)
                                        --------  --------  --------  --------

NET LOSS                                 (26,344)  (68,861) $(36,738) $(78,304)
                                        ========  ========  ========  ========

BASIC (LOSS) PER COMMON SHARE           $  (0.01) $  (0.01) $  (0.01) $  (0.02)
                                        ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                         5,201,500 5,150,000 5,201,500 5,150,000
                                       ========= ========= ========= =========



See accompanying selected information.
                                     5

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2002 and 2001
                                (Unaudited)


                                                       2002         2001
                                                    ---------    ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
   Net (loss)                                       $ (36,738)   $ (78,304)
   Adjustments to reconcile net (loss) to cash
      (used in) operating activities:
      Depletion and amortization                        2,694        4,404
      Allowance for excess oil and gas costs            3,424           -
      Expenses contributed by officer                   1,600        4,600
   Changes in operating assets and liabilities:
      Royalties receivable                               (488)        (241)
      Interest receivable                                  -         1,519
      Accounts payable and accrued expenses             3,671       21,036
                                                    ---------    ---------
Net Cash (Used In) Operating Activities               (25,837)     (46,986)
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of oil and gas interest                    (7,500)     (19,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from officers                                 30,000           -
                                                    ---------    ---------

    NET DECREASE IN CASH                               (3,337)     (65,986)

    CASH, BEGINNING OF PERIOD                           7,060      134,877
                                                    ---------    ---------

CASH, END OF PERIOD                                 $   3,723    $  68,891
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                     $   1,101    $   1,810
   Interest expense                                     2,493           -

Non-Cash Transactions
   Contributed services and office space                1,600        4,600






See accompanying selected information.
                                     6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 2002



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services.
Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $1,000 and $4,000 for the first six months of 2002 and 2001, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.


NOTE 3:   APPLICATION FOR OIL AND GAS CONCESSION

The Company has joined with others, including its President, in filing an application for a lease from the Australian government for the right to explore for oil on area V01-4. This is an offshore area surrounded by oil producing leases. The Company's initial cost was $7,500. Processing of the applications by the authorities typically takes from six to nine months. Should the application prove successful, the Company will have additional cost contribution responsibilities.


NOTE 4:   SUBSEQUENT EVENTS

During July 2002, the Company has issued 250,000 shares of restricted stock for a one-eighth (1/8) working interest in the Parsley Lease in Kentucky. This lease currently has producing wells and has additional drilling locations available that are being exploited as funds and drilling rigs are available.




Item 2.   Management's Discussion and Analysis and Plan of Operations

The Company plans to continue to acquire oil and gas exploration properties both domestically and internationally, make trades and deals for the exploration and development of these properties, and to actively conduct exploration. When necessary to meet financial requirements, the Company will apply for oil and gas properties in conjunction with the Company's
President, Ely Sakhai, due to his substantial financial position.

Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, consisting of 7,565,674 net 100% working interest acres and overriding royalties under 10,814,200 acres, reported at a total cost of $387,748 on June 30, 2002. The Company's Total Current Assets as of June 30, 2002 was $257,353 with Total Current Liabilities of $305,271, giving a liquidity ratio of .81 to 1.0. The Company's cash position was $253,373 on June 30, 2002 compared to $262,815 and $68,891 on March 31, 2002 and June 30, 2001, respectively. The Company continues to have no long-term debt. Stockholders' Equity declined in comparing June 30, 2002 ($310,753) to March 31, 2002, June 30, 2001 being
$336,295 and $424,430, respectively. Total assets were $616,024 on June 30, 2002 compared to $620,352 on March 31, 2002 and was $447,430 on June 30,
2001. The reduction in the Company's Stockholders' Equity is related to the use of working capital for daily operations including, but not limited to, personnel costs, professional fees and promotion.

Management believes that its current cash balance is sufficient to fund immediate needs. However, long-term plans are expected to require significant additional capital and there is no assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm out interests in oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Results of Operations

Oil and gas revenues increased when comparing the three months ended June
30, 2002 ($1,886) to the three months ended March 31, 2002 ($1,786). Oil and gas revenues declined for the three months ended June 30, 2002 in comparing the three months ended June 30, 2001, being $1,886 and $2,352 respectively. These fluctuations in revenues are primarily due to changes in the price of oil. Total Operating Expenses were $24,727 for the three months ended June 30, 2002 compared to $7,848 for the quarter ended March 31, 2002 and $69,727 for the three month period ended June 30, 2001. The increase in operating expenses for the current quarter over the quarter ended March 31, 2002 is mostly attributable to the audit fees incurred and an increase in promotion and advertising. The current quarter compared to the same period last year reports a decrease of $45,000 in operating expenses. Personnel costs decreased $6,253, professional fees increased $352, promotion and advertising decreased $41,249, and other operating expenses increased $2,150 in comparing the first three months of 2002 to the first three months of 2001. The Company had a net loss of $26,334 for the three months period ended June 30, 2002 compared to $68,861 for the same period ended June 30, 2001.

In comparing the six months figures for June 30, 2002 to June 20, 2001, oil and gas revenues decreased from $6,033 in 2001 to $3,671 in 2002. Total Operating Expenses were $32,574 for the six months ended June 30, 2002 compared to $80,896 for the six months ended June 30, 2001. The Company had a net loss of $36,738 and $78,304 respectively in comparing the six months ended June 30, 2002 to June 30, 2001.

The Company owns an overriding royalty under the 214,000 acre exploration area VIC/P45, located in offshore Victoria, Australia. This area is approximately 1.5 miles from the Kingfish Oil Field's production. VIC/P45 has a number of excellent geological structures that, when drilled, could contain huge oil and gas reserves.

The operators of VIC/P45 have already completed contracts for the commencement of drilling over the area within the next eleven months. Expenditures for two wells have been guaranteed through contract to the extent of $A30,000,000. The operators of Permit 45 are in the process of shooting 3-D seismic on 86,486 acres of the 214,890 acres.

Seven wells have been drilled on Permit 45. The two wells located on 3-D seismic resulted in the Archer and Anemone discoveries. The other 5 wells drilled on 2-D seismic were dry. The value of 3-D seismic in this area is obvious. The cost of this seismic survey is estimated to be around $US 8,400,000 and is being paid for by the operator, BHP Billiton. ACOR's overriding royalty interest does not bear any of the costs of development and is one twentieth of one percent of all production.

Drilling is scheduled to commence after January 1, 2003 and before May 16, 2003. The first drilling location is the Glaxis #1 on the Archer Structure, which has 4 proven oil pays and 7 proven gas pays.

In addition to Permit 45, the Company has a one quarter interest in an application submitted for area V01-4, which covers 185,000 acres starting
1.8 miles west of the Halibut Oil Field. The Halibut Oil Field has recovered 60,000,000 barrels of oil to the well or approximately $1,669,200,000 per well, at today's price of $27.82 a barrel! This new application area is surrounded by massive oil and gas fields, which are producing world-class quantities of oil, gas and associated hydrocarbons. The other partners are our president, Eli Sakhai, for one quarter and Liberty Petroleum for the remaining half. The Company believes the chance of success in its application are as good as that of any of the other applications.

Trends or events that could have a material impact on the Company's revenues and liquidity include the change from owning small royalties to a 50% working interest under 1,698,348 acres in Australia's main onshore oil and gas producing basin. These interests are located in CO2000-A, CO2000-B and CO2000-E in South Australia, plus an additional 100% working interest under 6,700,000 acres under ATP 582 located in Queensland. This change to a working interest owner increases the chances of the Company significantly increasing revenues, but also places the responsibility and expenses for development on the Company rather than other companies, as is the case under overriding royalties. The Company's portion of the minimum exploration commitments under the first three areas total $145,000 in Year 1, $275,000 in Year 2, and $1,450,000 in Year 3.

The Company plans to meet the first year's minimum expenditures from cash on hand and the two principal shareholders have agreed to loan the Company the balance, if necessary.

An internal source of liquidity is to exchange an interest in the working interest areas in return for exploration money for the areas. ACOR has received agreements from the State Government of South Australia to grant title on CO2000-A, CO2000-B and CO2000-E, subject to completion of native title negotiations. Due to the native title negotiations, the Company was unable to begin exploration on these areas or ATP 582, however, upon completion of said negotiations, the Company will begin activities. The Company is confident that native title negotiations will be dealt with in a timely manner. However, this delay gives the Company additional time to establish funding for the areas. The first meeting between the Natives and the oil companies took place several weeks ago and we had a representative present.

The Company holds a 100% working interest in ATP 582, therefore the Company will be responsible for 100% of the exploration commitments for this area; however, both the South Australia and Queensland area's exploration commitments are temporarily suspended pending native title negotiations.

Subsequent to the end of the quarter, the Company acquired a 12.5% working interest in properties in Kentucky east of the Mammoth Cave Reserve from Robert Thorpe. The Parsley #6 blew out while drilling but was contained in a few hours. ACOR and Sakhai have engaged an engineering company to run a 3-day potential test on this well. The rig was moved four miles to the NNW along the fault line to the #1 Tarter location. The #1 Tarter encountered 31 feet of oil and gas saturated limestone and production casing has been set. The rig then moved two miles NNW along the same fracture zone up to the Jackie McCombs #3 location, or six miles up the fracture zone from the Parsley #6. Gas was encountered at 1,020 feet. The Company received a report from Robert Thorpe by fax on July 24, 2002. This report explained that the McCombs #3 had also blown out but had been successfully controlled, and the well was saved for production.

Resource & Energy Technologies, Co. (RETCO), the operator on these wells, reports that they have pending agreements with various parties for the sale of electricity, natural gas, and waste heat from co-generation and greenhouse operations. ACOR will participate with RETCO on a pro-rata basis in these agreements. A number of new wells are planned in order to develop the area of mutual interest.


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


                              Australian-Canadian Oil Royalties, LTD.


Date:  August 14, 2002        /s/  ROBERT KAMON
                              By: Robert Kamon, Secretary and
                              Principal Financial Officer





