Form 10QSB/A
period 2002-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2002-11-13
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended SEPTEMBER 30, 2002

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

     There were 5,500,286 shares of common stock, $.001 Par Value, outstanding as of September 30, 2002


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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements







    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties, LTD. as of September 30, 2002, and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

November 6, 2002

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                        CONDENSED BALANCE SHEETS

                                                    September 30, December 31,
                                                         2002        2001
                                                      ---------   ---------
                                                     (Unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $   7,166   $   7,060
   Cash equivalents, restricted                         250,000     250,000
   Royalties receivable                                   2,705       1,917
   Prepaid expenses and other                             1,225       1,225
                                                      ---------   ---------
      Total Current Assets                              261,096     260,202
                                                      ---------   ---------
PROPERTY AND EQUIPMENT
   Oil and gas properties                               684,352     383,672
   Accumulated depletion                                (30,585)    (26,569)
                                                      ---------   ---------
      Total Property and Equipment                      653,767     357,103
                                                      ---------   ---------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                54          54
   Organization costs (net of amortization of
       $2,645 and $2,513, respectively                       -          132
                                                      ---------   ---------
      Total Other Assets                                     54         186
                                                      ---------   ---------
TOTAL ASSETS                                          $ 914,917   $ 617,491
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                            $  13,989   $   1,600
   Accrued interest payable                               1,496          -
   Loans from officers                                   60,000      20,000
   Note payable to bank                                 250,000     250,000
                                                      ---------   ---------
      Total Current Liabilities                         325,485     271,600
                                                      ---------   ---------

STOCKHOLDERS' EQUITY
  Common stock (50,000,000 shares authorized;
    no par value; 5,500,286 and 5,201,500 shares
    issued and outstanding, respectively)               919,258     620,473
  Additional paid in capital                             26,500      24,100
  Accumulated deficit                                  (356,032)   (298,388)
  Other comprehensive income:
    Foreign currency translation adjustment                (294)       (294)
                                                      ---------   ---------
      Total Stockholders' Equity                        589,432     345,891
                                                      ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 914,917   $ 617,491
                                                      =========   =========

See accompanying selected information.
                                   4

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                   CONDENSED STATEMENTS OF OPERATIONS
      For Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                                          Three Months         Nine Months
                                         2002      2001      2002       2001
                                       --------  --------  --------  ---------
OIL AND GAS REVENUES                   $  1,847  $  3,431  $  5,518  $   9,464

COST OF SALES
   Depletion                              1,454    2,115     4,015       6,255
                                       --------  --------  --------  ---------
   GROSS PROFIT                             393     1,316     1,503      3,209
                                       --------  --------  --------  ---------
OPERATING EXPENSES
   Personnel costs                        6,884    20,817    19,766     42,970
   Professional fees                      2,019     5,723     9,345     12,534
   Promotion and advertising              3,295     9,205     9,452     56,376
   Other                                  7,478     7,673    13,688     12,428
                                       --------  --------  --------  ---------
      Total Operating Expenses           19,676    43,418    52,251    124,308
                                       --------  --------  --------  ---------
OPERATING LOSS                          (19,283)  (42,102)  (50,748)  (121,099)

OTHER INCOME/(EXPENSE)
   Interest and dividends                 2,493        44     3,767      2,547
   Interest expense                      (3,562)       -     (9,008)        -
                                       --------  --------  --------  ---------
NET LOSS BEFORE INCOME TAXES            (20,352)  (42,058)  (55,989)  (118,552)

   Australian income taxes                 (554)   (1,029)   (1,655)    (2,839)
                                       --------  --------  --------  ---------
NET LOSS                               $(20,906) $(43,087) $(57,644) $(121,391)
                                       ========  ========  ========  =========

BASIC (LOSS) PER COMMON SHARE          $  (0.00) $  (0.01) $  (0.01) $   (0.02)
                                       ========  ========  ========  =========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                        5,436,921 5,150,000 5,280,836  5,150,000
                                      ========= ========= =========  =========







See accompanying selected information.
                                   5

                AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                   CONDENSED STATEMENTS OF CASH FLOWS
            For the Nine Months September 30, 2002 and 2001
                              (Unaudited)


                                                       2002         2001
                                                    ---------    ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                        $ (57,644)   $(121,391)
  Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Depletion and amortization                          4,147        6,651
    Allowance for excess oil and gas costs              6,356           -
    Expenses contributed by officer                     2,400        6,900
  Changes in operating assets and liabilities:
    Royalties receivable                                 (788)      (1,643)
    Interest receivable                                    -         1,519
    Accounts payable and accrued expenses              13,885          356
                                                    ---------    ---------
  Net Cash (Used In) Operating Activities             (31,644)    (107,608)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interest                     (8,250)     (21,266)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from officers                                  40,000        5,000
                                                    ---------    ---------

NET INCREASE IN CASH                                      106     (123,874)

    CASH, BEGINNING OF PERIOD                           7,060      134,877
                                                    ---------    ---------
CASH, END OF PERIOD                                 $   7,166    $  11,003
                                                    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                     $   1,595    $   2,118
   Interest expense                                     7,512           -

Non-Cash Transactions
  Contributed services and office space                 2,400        6,900
  Stock issued for working interest/drilling costs    298,786           -





See accompanying selected information.
                                   6

                AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
             SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                              (Unaudited)
                           September 30, 2002



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $1,500 and $6,000 for the first nine months of 2002 and 2001, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional paid in capital.


NOTE 3:   APPLICATION FOR OIL AND GAS CONCESSION

The Company has joined with others, including its President, in filing an application for a lease from the Australian government for the right to explore for oil on area V01-4. This is an offshore area surrounded by oil producing leases. The Company's cost-to-date has been $8,250. Processing of the applications by the authorities typically takes from six to nine months. Should the application prove successful, the Company will have additional cost contribution responsibilities.


NOTE 4:   NOTES PAYABLE TO OFFICERS

During 2002, the Company has continued to borrow from its primary officers in order to meet cash flow needs. These borrowings have totaled $40,000 through the end of the third quarter. These borrowings accrue interest at 4.5% per annum. No interest has been paid to these officers. Maturing notes have been renewed on the original terms for an additional year.

NOTE 5:   ACQUISITION OF WORKING INTEREST

During July 2002, the Company purchased a one-eighth (1/8) working interest in developmental wells on the Parsley Lease in Kentucky in exchange for the issuance of 250,000 shares of restricted stock. This lease currently has producing wells and has additional drilling locations available that are being exploited as funds and drilling rigs are available. During August, an additional 48,786 shares were issued in payment of additional drilling costs. All of these shares have been issued at a value of $1 per share as agreed to by the lease operating entity. The Company's President has taken a personal one-eighth working interest position in this lease.

The drilling program called for the drilling of fifteen wells on this property with an estimated cost of $80,000 ($10,000 for the Company's interest) per well. The Company has a well-by-well approval basis for its partication and thus may decline to participate in any well. The agreement with the operator is that all of the Company's costs will be paid via the issuance of restricted common stock valued at $1 per share. (See also Note 6 below.)


NOTE 6:   SUBSEQUENT EVENTS

Subsequent to the end of September 2002, additional costs of $29,910 were incurred and are to be paid via the issuance of 29,910 restricted common shares.

Item 2.   Management's Discussion and Analysis and Plan of Operations


General Discussion

Two major events have occurred within the Company one during the quarter ended September 30, 2002 and the other subsequent to the quarter's end. The Company entered into an agreement with Robert Thorpe, President of Resource & Energy Technologies, a Kentucky oil operator, on July 1, 2002 to acquire a one-eighth interest in the Park City oil & gas field. To date there are fifteen gas wells, one oil well and one dry hole in this field. A new 10 inch 17 mile long gas line is under construction to tie the new gas wells into the gathering system. Mr. Thorpe reports that the oil well had a potential of approximately 400 barrels per day from an oil sand topped at 1,200 feet. Oil and gas sales are expected to have a dramatic affect on the Company's 2003 revenues, as it is anticipated that the fourth quarter of 2002 will be required to finalize the gas gathering system to tie in the production. The Company is issuing shares from its authorized capital for the purchase and development of its one-eighth interest in the Park City Oil & Gas Field. Ely Sakhai, President of the Company, individually also owns a one-eighth interest, however, he is paying cash for his investment.

The second major event that occurred after September 30, 2002, was the application for area VO2-2 made in conjunction with a strong consortium. Area VO2-2 covers 155,000 acres and is located in the Bass Straits of Australia. The consortium consists of two oil companies and two individuals who are active in the oil business. The following shows the consortium members and their ownership in the application:

      Australian-Canadian Oil Royalties Ltd.      25%
      Australia Crude Oil Company, Inc.           25%
      Ely Sakhai, Individually                    25%
      Oliver C. McBryde, Jr. Individually         25%

The importance of this application is its location among the major oil and gas fields in the Bass Strait. The VO2-2 area is 4 miles north of the Marlin Gas Field which has produced approximately 2.4 trillion cubic feet of gas in cumulative production to date, averaging 126 billion cubic feet of gas per well. The next field to the south is the Halibut Oil Field which has made 60,000,000 barrels of oil per well and further to the south is the Kingfish Field which has produced 1.1 billion barrels of oil from 41 wells.

The consortium filed the application for area VO2-2 on October 24, 2002 and is confident that the work program, matched by the experience of the consortium, is very competitive. Included in the consortium is Texas Crude, the parent company of Australia Crude Oil Company, Inc., who has extensive oil operations both domestically and internationally including offshore operations. Oliver C. McBryde, Jr. is a Petroleum Engineer with offshore experience that compliments the consortium. The Company's President, Ely Sakhai is a successful businessman with a strong financial net worth to assist in the financial strength of the consortium for himself and the Company.

The first year's work program, if selected as the successful applicant, is within the Company's capability. The second year will require the Company to raise working capital through some type of equity financing.
Concession VO1-4 in the Bass Strait was issued to Australia Crude Oil Company, Inc. (owned by Texas Crude). Australia Crude Oil Company, Inc. is participating in the consortium in this new application for VO2-2. The Company believes the consortium for this new application is stronger in that it has the strength of having members of the team that have offshore experience.

The Company plans to continue to acquire oil and gas exploration properties both domestically and internationally plus make trades and deals for their exploration and development, as well as actively conduct exploration. When necessary to meet financial requirements, the Company will apply for oil and gas properties in conjunction with the Company's President, Ely Sakhai, due to his substantial financial position.


Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, consisting of 7,565,674 net working interest acres and overriding royalties under 10,814,200 acres. The last title search was performed for the Company's Form 10-KSB for the year ended December 31, 2001 and the Company has received no notices of any cancellations or the surrender of any concessions since the audit.

On September 30, 2002 the Company reported assets of $914,917 compared to $617,491 and $616,024 for December 31, 2001 and June 30, 2002
respectively. The increase of $297,426 since the first of the year is attributable to the acquisition of the one-eight interest in the Park City oil & gas field in Kentucky. The Company's Total Current Assets as of September 30, 2002 was $261,096 compared to June 30, 2002 of $257,353 and $260,202 on December 31, 2002 reflecting nominal change. Total Current Liabilities of $325,485, $305,271 and $271,600 on September 30, 2002, June
30, 2002 and December 31, 2001 reflects a liquidity ratio of current assets to current liabilities of .80 to 1.0 and is approximately the same for both December 31, 2001 and June 30, 2002.

The Company's cash position was $257,166 on September 30, 2002 compared to $253,373 on June 30, 2002, $267,060 on December 31, 2002 and $11,003 on
September 30, 2001. The Company continues to have no long-term debt. Stockholders' Equity increased when comparing September 30, 2002 to the previous quarter, June 30, 2002 ($589,432) and to September 30, 2001 ($383,643). The increase in Stockholders' Equity is directly related to the acquisition of the Park City oil & gas field in Kentucky previously discussed in this report. The reduction in the Company's Stockholders' Equity from September 30, 2001 until Jun 30, 2002 was related to the use of working capital for daily operations including, but not limited to personnel costs, professional fees and promotion.

The Company plans to farm-out interests in oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.


Results of Operations

Oil and gas revenues were basically flat when comparing the three months ended September 30, 2002 ($1,847) to the three months ended June 30, 2002 ($1,886). Oil and gas revenues declined for the three months ended September 30, 2002 when comparing to the three months ended September 30, 2001, being $1,847 and $3,431 respectively. These fluctuations in revenues are primarily due to a decline in production. Total Operating Expenses were $19,676 for the three months ended September 30, 2002 compared to $24,727 for the quarter ended June 30, 2002 and $43,418 for the three month period ended September 30, 2001. The decrease in operating expenses for the current quarter over the quarter ended June 30, 2002 is mostly attributable to the audit fees incurred and an increase in promotion and advertising during the previous quarter. The current quarter compared to the same period last year reports a decrease of $23,742 in operating expenses. The Company had a net loss of $20,906 for the three months period ended September 30, 2002 compared to a net loss of $43,087 for the same period ended September 30, 2001.

In comparing the nine months figures for September 30, 2002 to September 30, 2001, oil and gas revenues decreased from $9,464 in 2001 to $5,518 in 2002. Total Operating Expenses were $52,251 for the nine months ended September 30, 2002 compared to $124,308 for the nine months ended September 30, 2001. The $72,057 decline in operating expenses is related to the expenditures made during 2001 on a public relations campaign that included promotion and advertising of $56,376. The Company had a net loss of $36,738 and $78,304 respectively in comparing the nine months ended September 30, 2002 to September 30, 2001. The improvement in the Company's net loss is directly related to the reduction in expenditures for promotion and advertising.

The Company owns an overriding royalty under the 214,000 acre exploration area VIC/P45, located in offshore Victoria, Australia. This area is approximately 1.5 miles from the Kingfish Oil Field's production. VIC/P45 has a number of excellent structures, which when drilled, could contain huge oil and gas reserves.

The operators of VIC/P45 have already completed contracts for the commencement of drilling over the area within the next eleven months. Expenditures for these two wells have been guaranteed through contract to the extent of $A30,000,000. The operators of Permit 45 have completed a 1,000 kilometer 3-D seismic survey which covers the entire 214,890 acres held by VICP45. This survey is currently being interpreted.

Seven wells have been drilled on VIC/P45. The two wells located on 3-D seismic resulted in the Archer and Anemone discoveries. The other 5 wells drilled on 2-D seismic were dry. The value of 3-D seismic in this area is obvious. The cost of this seismic survey is estimated to be between $US12,000,000 -$US24,000,000 and is being paid for by the operator, BHP Billiton. ACOR's interest is an overriding royalty of one-twentieth of one percent of all production.

Drilling is scheduled to commence after January 1, 2003 and before May 16, 2003. The first drilling location is the Glaxis #1 on the Archer
Structure, which has 4 proven oil pays and 7 proven gas pays with 1,282 feet of net pay section.

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

On November 12, 2002 a settlement agreement was reached with the Aboriginal Tribal and is currently being signed by the Company's President for both the concessions covering CO-2000A and CO-2000B. This will allow the Company to proceed with exploration on these two areas. Area A contains a giant undrilled seismic structure with maximum closure of 500 feet covering an area of 120,000 acres, an extremely large structure. To the south of Area A is the Tirrawarra Field which is on a structure covering 10,000 acres with 540 feet of closure. This Field has produced approximately $840,000,000 worth of oil and gas from 66 wells.

The Company plans to meet the first year's minimum expenditures from cash on hand and the two principal shareholders have agreed to loan the Company the balance, if necessary.

Due to the native title negotiations, the Company was unable to begin exploration on these areas or ATP 582, however, upon completion of said negotiations, the Company will begin activities. The Company did pay its annual rentals in August 2002. The Company is confident that native title negotiations will be dealt with in a timely manner. However, this delay gives the Company additional time to establish funding for the areas.


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


PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

               Exhibit 99.1 Certification of Cheif Operating Officer and Chief Financial Officer

          (b)   Reports on Form 8-K

               None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Australian-Canadian Oil Royalties, LTD.


Date:   November 13, 2002                 /s/  ROBERT KAMON
                                      By: Robert Kamon, Secretary and
                                          Principal Financial Officer