Form 10KSB
period 2002-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2003-04-15
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

              Annual Report Under Section 13 of 15(d) of the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2002

                     Commission file Number: 0-24259

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


   British Columbia, Canada                                  75-2712845
  (State or other Jurisdiction of                         (IRS Employer
  Incorporation or Organization)                        Identification No.)

                              P.O. Box 1629
                              1301 Avenue M
                            Cisco, Texas 76437
                 (Address of Principal Executive Offices)

                              (254) 442-2638
             (Issuer's Telephone Number, including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:

                                   None

       Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, no par value

The registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  [ X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  $6,807

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of April 14, 2003 the Company's stock price was $0.30 bid and $2.00 ask per share.

          Common stock 1,788,500 shares, $3,577,000 market value

On December 31, 2002 the Issuer had 6,391,742 shares of Common Stock outstanding with no par value. OTC Bulletin Board Symbol: AUCAF.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1301 Avenue M., Cisco, Texas 76437.

The business of ACOR during 2002 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which indicate a high probability of success with the maximum rate of return for dollars invested.

The Company was organized to engage in the oil/gas business and to purchase, hold and sell producing and non-producing oil and gas royalty interests in Australia, Canada and the United States. Since its organization, ACOR has acquired overriding royalty interests (ORRIs) under twelve concessions covering 10,942,200 gross surface acres in Australia. Production has been discovered on five of the properties where ACOR holds ORRIs. The Company is currently receiving revenues from two of the ORRIs, Authorities to Prospect 299 and 267. Total gross revenues received from ATP 299 and ATP 267 for the year 2002 were $6,807.

The Company plans to further develop its business by forming consortiums of oil and gas entities with the necessary financial strength to apply for Australian oil and gas concessions, which involve certain financial requirements for exploration and drilling activities.

On March 27, 2001, the Company purchased a 0.05% overriding royalty interest under VIC/P45 (formerly V99-2), consisting of 214,000 acres. BHP Billiton Ltd., Australia's largest public company, is conducting the exploration. BHP Billiton Ltd. owns one-half (1/2) interest under the Kingfish Field on the adjoining block, with Exxon owning the other one-half (1/2) working interest.

The VIC/P45 area is offshore in the most prolific oil-producing basin in Australia, approximately 1.5 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced more than one billion barrels of oil since its discovery. There are currently 23 producing wells and 41 total wells were drilled in this field. Present cumulative production figures are approximately 26,000,000 barrels per well drilled. The permeabilities in the pay section range between 5,000 millidarcies and 40,000 millidarcies, which is extremely high.

The production from the Kingfish Oil Field amounts to approximately $US675,366,000 gross return per well drilled, at a crude price of $26 per barrel. The cost of drilling a Kingfish well is approximately $US5,500,000, therefore the production is approximately 123 times the drilling and completion costs. During flush production, the wells were making 6,400 barrels of oil per day.

On present mapping, there are 14 structures on VIC/P45, which includes one oil and gas field with 11 pays with a total of over 1,000 feet of pay section, and a second with one gas pay section. Development wells will need to be drilled to bring these fields into production.

Quoting from VIMP Report 61, published by the Victorian Government:

   "The Kingfish Southeast Prospect is the largest structural play in V99-2. It has a four-way dip (fault, independent closure) mapped at several intra-Latrobe horizons and at the top of the Golden Beach Subgroup. This play is estimated to contain 117 million barrels of recoverable oil.

   The Archer/Anemone/Anemone Southeast areas could be developed together. Total developable reserves are potentially 35.5 million barrels of oil and 117 billion cubic feet of gas."

The Breem, Kingfish and Kingfish Southeast Structures are in the same primary trend. The fault structure, through the middle of the Kingfish Field, extends into the Kingfish Southeast Structure on VIC/P45. Drilling wells on both the Kingfish Southeast Anticline and the Anemone Southeast Structure is included in the first three years work program, as well as other drilling.

ACOR holds an overriding royalty under the 214,000 acre VIC/P45. Permit VIC/P45 is scheduled for drilling by BHP Billiton Ltd. at the end of June 2003. The prospect to be drilled, the Archer Prospect, has four oil pays and seven gas pays, with an estimated 1,000 feet of total pay section. If successful, this equates to an estimated 40,000,000 barrels of oil and
66.9 billion cubic feet of gas. This is the first of fourteen structures on the area. The Archer is located in 510 feet of water, and will be drilled by a semi- sub drilling platform. BHP Billiton Ltd. Is conducted a 3D seismic over the entire area of VIC/P45, starting with the Archer. This is a multimillion dollar 3D seismic survey.

BHP Billiton Ltd. was supposed to drill the Archer in 2002, however, during their application for the drilling permit, it was determined that it would be necessary to change the shipping lanes in the area as the lanes ran through the drilling site.

On December 9, 2002, the Company entered into an agreement with International Oil Lease Service Corp. to purchase an overriding royalty of 1/20th of 1% of 8/8ths in VIC/P53. This concession covers 185,000 acres and is situated in the Bass Strait of Australia and is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. (See
Item 2 "Description of Property" for additional information.)

ACOR also owns 8,300,348 net 100% working interest acres in the Cooper-Eromanga oil producing basin, Australia's main onshore oil and gas producing basin. The Company also holds 457,354 net royalty acres under 10,942,200 gross surface acres. These holdings are all located within the states of Queensland and South Australia. ACOR has identified several leads and prospects to drill on the 8,399,348 acres with very large anticlines and seismic highs.

On one of these areas, CO-2000A, ACOR's technical staff has identified a huge anticline consisting of more than 122,000 acres with approximately 500 feet of maximum closure.

During the fiscal year ended December 31, 2002, the Company made a significant change in its operations by including domestic oil and gas exploration in its business plan. The Company entered into an operating agreement with Resource and Energy Technologies Company for the drilling and development of oil and gas in the Park City Field Prospect in Edmonson County, Kentucky. This field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee. The Company participates in the program with 1/8th of the working interest. Through March 2003, 25 wells have been drilled and completed as gas wells that are awaiting further testing and pipeline connection (14 of these wells were drilled in 2002). The Company's President, Ely Sakhai also participates with a 1/8 working interest in this prospect. (See Item 12 "Certain Relationships and Related Transactions" and Item 2 "Description of Property" for additional information.)

Since its organization in 1997, the Company has not been involved in any bankruptcy, receivership, or similar proceeding and has undergone no material reclassification, merger, or consolidation.

(b) Business of Issuer

As a purchaser and holder of overriding royalty interests, ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed following. The average sales price per barrel of oil from Australia during 2002 was $US 23.85.

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

Foreign Taxes and United States Tax Credits

As a result of its overriding royalty interests attributable to properties outside the United States, the Company is subject to the imposition of taxes by foreign governments on the Company's income derived from such foreign jurisdictions. These taxes are of various types, with differing tax rates, and are subject to change. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur. The current non-resident corporate income tax rate in Australia, for overriding royalty interests, is 30%.

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Australian-source income is subject to a 46% tax. We believe the 30% Australian tax should be a credit toward the payment of the 46% Canadian tax under double taxation treaties between the countries.

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

Native title claims over oil and gas areas by native aboriginal groups have become commonplace in Australia since the mid-1990's. Native title is the activity of aboriginal groups' land claims over existing and potential oil and gas exploration and development areas. Although native Australians are claiming certain areas, they have not, as yet, proven actual ownership. However, any recognized native title claim must be dealt with under the provisions of the Native Title Act of 1993, and overseen by the state governments, which manage specific areas within state boundaries. Due to native title claims, a certain level of risk can be expected which could have a detrimental effect on the timing of projects. Certain concessions awarded to the Company and its consortium have been delayed due to these native title considerations as discussed below.

Both the South Australian and Queensland State governments have initiated negotiations between industry and native title claimants. These negotiations are being managed independently by each state and could have independent outcomes. The Company has involvement in these negotiations.

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

Native Title

As discussed above, native title considerations can delay and interfere with concession holders access to and/or initiation of exploration on approved concessions. In South Australia, the development of areas CO-2000A, CO-2000B, CO-2000E have been delayed. In Queensland, ATP 582 has also been delayed.

South Australia

The Company received notice subsequent to the end of the 2002 fiscal year that Native Title negotiations have been completed on the South Australian areas and exploration can now commence.

The Native Title issue in South Australia has been resolved during the first quarter of 2003. The successful negotiation, between Industry, Government, and a number of native tribes of Australia, covered areas leased under the Primary Industries and Resources, South Australia (PIRSA) Cooper-Eromanga Basins Exploration Opportunities Acreage Release 1998, (also know as the "CO-98" Release"). The success of these negotiations allows exploration work to start in South Australia.

Queensland

In Queensland the Company is still paying annual rentals but access for exploration is blocked until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local Natives on ATP 582.

While title to permits is assured, there can be no exploration on the permit areas until native negotiations are completed. As negotiations over the release areas are completed, exploration and development on the related areas will commence.

Foreign Currency

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on April 10, 2003 was $1.00 Australian = $0.59 United States.

Personnel

The Company employs two people who serve the Company as needed on a part-time basis, and an outside consultant. The Company expects an increase in personnel now that it is conducting an exploration program on 7,565,674 gross surface acres and also when Native Title is cleared up on our overriding royalty interests.

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

  MCF - thousand cubic feet of natural gas

  MMCF - million cubic feet of natural gas

  Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of January 14, 2003 and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or as any new areas are added.

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

  Petroleum Resource Rent Tax - a tax on net income in Australia reduced by indexing on offshore production, which replaces the onshore 10% royalty and is a deduction from Australian income tax.


ITEM 2.  DESCRIPTION OF PROPERTY

The following table shows working interests holdings for the year ended December 31, 2002.

     Concession           Number          % Working         Net
         #               of Acres         Interest       WI Acres
     ----------          --------         --------     -----------
      CO-2000A            506,811           50%          253,405.5
      CO-2000B            373,633           50%          186,816.5
      CO-2000E            818,904           50%          409,452.0
      ATP 582           6,716,000          100%        6,716,000.0

The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of January 14, 2003 (date of the title searches on most of the properties), and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.

                                                   Percentage
                                                    of 1% of    Net
  Area and                                Gross      Gross    Royalty
No. Of Wells       Concession Holder       Acres   Production  Acres   Blocks
-------------   ----------------------- ---------  ----------  ------- ------
267--21 wells   Santos Producing Block    367,800    17.15%     5,046     20
299--65 wells   Santos Producing Block    441,600     5.75%     2,031     24
543--1 well     Vernon E. Faulconer
                  Australia, Inc.       1,232,800    25.00%    24,656     67
560--3 wells    First Sourcenergy
                  Group Inc.              625,600    25.00%    12,512     34
Patchawarra SW  Santos Producing Block     18,400     6.25%        92      1

The following table sets forth the undeveloped acreage in which the Company had an ORRI in Australia as of January 14, 2003, the date of the title searches on the Queensland properties.

                                              Percentage
                                               of 1% of      Net
                                      Gross     Gross      Royalty
 Area     Concession Holder           Acres   Production     Acres   Blocks
-------  ------------------------- ---------- ----------  ---------  ------
  544    Australian Petroleum
           Industries Pty. Ltd.       607,200     8.08%       3,925    33
  550    Discovery Geo (AUSTRALIA)
           Corporation                276,000    25.00%       5,520    15
  554    DyAd Australia, Inc.         110,400    25.00%       2,208     6
  582    Cooper-Eromanga Oil, Inc.  6,716,000    67.10%     360,515   365
  616    East Jackson Oil, Inc.       147,200   333.33%      39,253     8
VIC/P45  BHP Billiton Ltd.            214,000     5.00%         856    11.63
VIC/P53  Australia Crude Oil
           Company                    185,000     5.00%         740    10

The estimated number of non-producing wells on the above areas is included below:

                                   Estimated number of
                Area               non-producing wells
                ----              --------------------
                 267                         5
                 299                         8
                 543                        10
                 560                         8
                 544                         6
                 550                         5
                 554                         2
                 582                         1
                 616                         3
               VIC/P45                       5
               VIC/P53                       5

The total acreage under which ACOR holds overriding royalty interests in Queensland and South Australia is 455,758 net royalty acres under 10,543,000 gross surface acres.

ACOR holds overriding royalty interests in nine concessions covering 10,543,000 surface acres in the Eromanga and Cooper Basins in Australia. Production has been discovered on five of the concessions. The Eromanga Basin encompasses the southwestern portion of the province of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin. The Cooper Basin is located in the northeast part of the province of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos, et al, which has reserves in excess of 1,056,000,000 barrels of oil equivalent and is making approximately $A930,000,000 worth of oil, gas and associated hydrocarbons per year (equivalent to about $550 million in U. S. dollars).

Under the 10,942,200 surface acres where the Company holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. About $27 million worth of seismic information has been completed and is available on the areas.

ACOR is currently receiving revenues from two of its overriding royalty interests - ATP 267 and ATP 299. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline, gas began to be marketed in August 1999. However, economic considerations caused the well to be shut in during the last quarter of 2001.

New Override Acquisition -- Bass Strait, Australia

In December the Company purchased from International Oil Lease Service Corp. an overriding royalty of 1/20th of 1% of 8/8ths in VIC/P53 for 407,000 restricted shares of its common stock. This concession covers 185,000 acres and is situated in the Bass Strait of Australia and is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. This concession has seven structures with estimated reserves of

167,000,000 as reported by The Australian government publication
"Victorian Initiative for Mineral and Petroleum (VIMP) Report 67". These estimated reserves are allocated as follows:

          Structure Name          Estimated Barrels
          --------------          -----------------
            Knifejaw                 50,000,000
            Catfish                  49,000,000
            Hake                     35,000,000
            Spineback                33,000,000

Robert Kamon, Secretary of the Company is also president of International Oil Lease Service Corp. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

New Application -- Bass Strait, Australia

The Company filed an application with a strong consortium for area VO2-2, covering 155,000 acres, located in the Bass Straits of Australia on October 24, 2002. The consortium consists of two oil companies and two individuals who are active in the oil business. The following shows the consortium members and their ownership in the application:

     Australian-Canadian Oil Royalties Ltd.       25%
     Australia Crude Oil Company, Inc.            25%
     Ely Sakhai, Individually                     25%
     Oliver C. McBryde, Jr. Individually          25%

The importance of this application is its location among the major oil and gas fields in the Bass Strait. The area, VO2-2 is four miles north of the Marlin Gas Field that has producing approximately 2.4 trillion cubic feet of gas in cumulative production to date, averaging 126 billion cubic feet of gas per well. The next field to the south is the Halibut Oil Field which has made 60,000,000 barrels per well and further to the south is the Kingfish Field which has produced 1.1 billion barrels from 41 wells.

The consortium is confident that the work program, as matched with the experience of the consortium, is very competitive. Included in the consortium is Texas Crude Oil Company, Inc., the parent company of Australia Crude Oil Company, Inc., which brings experience with its extensive oil operations, both domestically and internationally including offshore operations. Oliver C. McBryde, Jr. is a Petroleum Engineer with offshore experience that complements the consortium. The Company's President, Ely Sakhai is a successful businessman with a strong financial net worth to assist in the financial strength of the consortium, both for himself and the Company.

The first year's work program, if the consortium is selected as the successful applicant, is within the Company's capability. The second year will require the Company to raise working capital through some type of equity financing. Concession VO1-4 in the Bass Strait was issued to Australia Crude Oil Company, Inc. (owned by Texas Crude). Australia Crude Oil Company, Inc. is participating in the consortium in this new application for VO2-2. The Company believes the consortium for this new application is strong in that it has members of the team that have offshore experience.

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

Domestic -- Kentucky Park City Gas Field

During the year the Company entered into an operating agreement to develop the Park City Gas Prospect in Kentucky. The Company's ownership is a 12.5% working interest in the drilling and development of this area. As of December 31, 2002, 14 wells have been drilled and completed with an additional 11 wells drilled subsequent to the year-end. The development plan calls for a total of 50 wells to be drilled on this prospect.

The following is a list of the wells drilled and completed awaiting further testing and pipeline connection as of December 31, 2002.

          Lease Name        Wells # Drilled and Completed on Lease
        ---------------     --------------------------------------
        Alton Parsley            #1, #2, #3, #4 and # 5
        Edward Parsley           #1, #2, #3, #4, #5, #6 and #7
        Jackie McComb            #2
        Tarter                   #1

Subsequent to year-end the following wells were drilled to further develop the Park City Gas Field.

          Lease Name        Wells # Drilled and Completed on Lease
        ---------------     --------------------------------------
         Alton Parsley                 #6 and #7
         Honeycutt                     #1
         Houchin                       #1
         Houchin Honeycutt             #1
         Tarter                        #2
         Jackie McComb                 #3
         Mollie Kersey                 #1
         Edna Sanders                  #1
         Harvey Davis                  #1
         Earl Dean Parsons             #1

The Park City Gas Field is located in Edmonson County, Kentucky, which is geographically located in the Highland Rim Physiographic Province, a geological feature which extends over portions of central Kentucky and middle Tennessee. Well records indicate that the primary oil and gas formations in the Park City area are in the Fort Payne, Sellersburg, Dutch Creek and Clear Creek formations.

Of the twenty-five wells drilled in the Park City Gas Field, all have been logged and completed as gas wells. Only one of these wells has been acidized and tested. However the remaining wells each flowed gas. The Jackie McComb #3 penetrated 2 feet into the Fort Payne formation and encountered high gas pressure. This well was tested by Swager Engineering and indicated an initial potential of 985 MCF per day with flowing wellhead pressure of 100 psi.

Gas analysis has been completed on about half the wells. The results show relatively good, clean gas except for the presence of nitrogen. There is no sulfur. The gas in these wells averages 16.5% nitrogen. The pipeline companies require that the nitrogen level in the gas must be reduced down to less than 4.5%, depending on the pipeline company, before it may be injected into the commercial pipeline system.

The gas from each well will need to be tested for composition, flow rates, and reserves and analyzed by an independent testing laboratory. Most of this testing has been completed on about half of the wells. However, tests of long-term flow rates still need to be performed.

Of the 25 already drilled wells, only one has been treated with a light acid treatment. This particular well showed a 17 fold increase in flow rates after treatment indicating the need to stimulate the remaining wells with acid.

A feasibility and cost study must be conducted by a pipeline company in order to interconnect with a commercial pipeline. The closest and least expensive route to connect to the nearest pipeline is from the southern most edge of the Edward Parsley farm directly south to the Texas Gas Pipeline, a distance of 1.2 miles. Negotiations are in progress, subsequent to year end, with one or more pipeline gathering companies to conduct their due diligence for the installation of a gathering system to the leases on which we have established gas production capability.

Twenty-five additional wells are planned to further develop the Park City Gas Field. No gas sales have been made during 2002 and it is not certain when gas sales will begin. The Park City Gas Field was discovered in 2002 with indications of significant potential for gas production. However, more production testing and a gathering system needs to be in place before initiation of gas sales. The timing of both of these activities is not certain at the present time. As a result, no definitive tests of pressures and gas flow have been undertaken to establish a basis for reasonable estimates of future cash flows and revenues.

The Company participates in the drilling and development of the Park City Gas Field through the issuance of its common restricted stock. Shares are issued based on $1.00 per share. During the year the Company issued 250,000 shares of its restricted common stock for the acquisition of its 12.5% working interest in the Park City Gas Field and issued 78,696 shares for its portion of the drilling and completion incurred following the acquisition.

Plans for the next 12 months on overriding royalties in Queensland, South Australia, and Victoria are at the discretion of the working interest holders. All exploration costs on overriding royalties are borne by the working interest holders. The Company is responsible for one-half (1/2) of the exploration program costs on working interest holdings under its CO-2000 concessions. The Company's portion of the minimum exploration commitments under CO-2000A, CO-2000B and CO-2000C total $145,000 in year 1, $275,000 in year 2 and $1,450,000 in year 3. The Company is responsible for 100% of the exploration and drilling costs on ATP 582.

ITEM 3.  LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of December 31, 2002. However, the Company plans to work with legal counsel in Australia to undertake necessary litigation to perfect its title in an overriding royalty interest in the Patchawarra Southwest Block of PEL 5 and PEL 6. The overriding royalty interest was created in June 1971 and, since that time, has been assigned to six different companies with the last assignee being ACOR. The Company has determined that due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect past and future royalty payments. ACOR's part of the expected cost of the barrister's fees will be approximately $15,750 plus any stamp duty, which may be required, or other potential fees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable



                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  (a)     Market Information

The Company is listed on the OTC Bulletin Board. The symbol is: AUCAF. There are currently 6,508,470 common shares issued and outstanding. The market price on April 14, 2003 was $0.30 bid and $2.00 ask (US) per share.

  (b)     Holders

There were approximately 307 securities holders of record of the Company's shares on April 14, 2003.

  (c)     Dividends

The Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

During October 2002, the Company participated in a joint application for an offshore area in the Bass Strait of Australia, offshore Victoria. The Company is taking a one-quarter (25%) interest in this application. Ely Sakhai, President of ACOR, is taking one-quarter (25%) and non-related entities are taking the remaining one-half (50%) interest in the application. International Oil Lease Service Corporation (IOLS) will be acting as the leasing agent for this application. Robert Kamon, Secretary of ACOR, is President of IOLS, and has leased a number of successful areas for ACOR. If the application is successful, the Company's portion of the leasing fees will be $13,750 plus one-half of one percent (1/2 of 1%) overriding royalty. If the application is unsuccessful, the Company's fees will be $7,500 for non- refundable application fees to governments and for data acquisition.

This area is approximately 155,000 acres and is surrounded by major oil and gas producing fields. Four miles north is the Marlin Gas Field producing approximately 2.4 trillion cubic feet of gas in cumulative production to date, averaging 126 billion cubic feet of gas per well. The next field to the south is the Halibut Oil Field that has made 60,000,000 barrels of oil per well and further to the south is the Kingfish Field that has produced 1.1 billion barrels of oil from 41 wells.

The Company is excited about this application because of its proximity to large oil and gas fields as previously stated. Additionally, the area will be relatively easy to explore and develop due to shallow water depths and close proximity to pipelines.

This represents a major commitment for ACOR, if the application is successful, and will necessitate the Company raising sizable funds for exploration and development.

In December 2002 the Company purchased an overriding royalty of 1/20th of 1% of 8/8ths in VIC/P53 from International Oil Lease Service Corp. This concession covers 185,000 acres, is also situated in the Bass Strait of Australia, and is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. This concession, VIC/P53 has seven structures with estimated reserves of 167,000,000 as reported by The Australian government publication "Victorian Initiative for Mineral and Petroleum
(VIMP) Report 67." (See Item 2 "Description of Property" for additional information.)

The Company issued 407,000 restricted shares of its common stock to International Oil Lease Service Corp. for the 1/20th of 1% of 8/8ths override. Robert Kamon, Secretary of the Company is also president of International Oil Lease Service Corp. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

During the year the Company entered into an operating agreement to develop the Park City Gas Prospect in Kentucky. The Company's ownership is 12.5% working interest in the drilling and development of this Park City area. As of December 31, 2002, 14 wells have been drilled with an additional 11 wells drilled subsequent to the year-end. Currently all wells are shut in awaiting further testing and pipeline connection. Negotiations are now in progress (April 2003) with gas gathering companies to conduct feasibility studies and marketing proposal for the gas discovered. (See Item 2 "Description of Property" for additional information.)

Liquidity and Capital Resources

The Company's Total Current Assets as of December 31, 2002 was $262,185 compared to $260,202 on December 31, 2001. Total Current Liabilities as of December 31, 2002 were $254,887 placing the Company's liquidity ratio of current assets to current liabilities to 1.03 to 1.00. Of the $262,185, $250,000 is a certificate of deposit. Cash on hand as of

December 31, 2002 was $8,622 compared to $7,060 on hand as of December 31, 2001. The only significant change in current assets and current liabilities when comparing December 31, 2001 to December 31, 2002 is the $20,000 in loans due to officers of the Company shown on December 31, 2001 that was paid in 2002 through the issuance of restricted stock. During 2002, $80,000 in additional loans were made from officers of the Company that were also paid with restricted stock. A total of 456,546 restricted common shares were issued to pay off $100,000 in funds borrowed from its officers, Ely Sakhai, President, and Robert Kamon, Secretary. (See Notes 6 and 7 for additional information.)

The Company plans to meet its operating expenditures from loans from two of its principal shareholders, which have loaned to the Company as of December 31, 2001 $20,000. No loans were outstanding with these principal
shareholders as of December 31, 2002.   The Company did have an increase
in accounts payable from $1,600 in 2001 to $4,887 on December 31, 2002. This increase is primarily due to a payable for services rendered by a consultant for $2,900 and outside proxy services provided by ADP.

Total assets of the Company increased from $617,491 on December 31, 2001 to $898,584 on December 31, 2002, an increase of $281,093, representing a 45% increase in assets from 2001 to 2002. The increase is attributable to the acquisition of the override in VIC/P53 ($100,000) and the acquisition of the 12.5% working interest in the Park City Gas Field in Kentucky ($181,093).

Results of Operations

The Company's oil and gas revenues declined from last year by $3,767. In 2001 the revenues were $10,574 compared to $6,807 in 2002. The decrease in revenues is a result of lower oil prices and decline in total barrels produced. These revenues came from the Company's overriding royalty interests in Australia, ATP 267 and ATP 299. Other income for the Company includes interest earned in 2001 of $2,575 compared to $4,919 for 2002. The increase in interest income is attributable to the $250,000 certificate of deposit held during the full fiscal 2002 year compared to a partial 2001 year.

During the 2001 fiscal year the Company borrowed $20,000 from two of its principal shareholders and borrowed an additional $80,000 from them during 2002. Prior to the end of 2001, $250,000 was borrowed from the First National Bank of Cisco, Texas. The $250,000 was renewed in 2002 and remains in effect on December 31, 2002. Interest expense on this $250,000 note during 2002 was $10,005.

The net loss for the year ended December 31, 2002 was $71,632 compared to a net loss of $179,411 for the year ended December 31, 2001. The $107,779 decrease in loss incurred is directly related to the lower expenditures made in shareholder relations ($10,302 vs. $69,246) and personnel costs ($28,945 vs. $66,210). Total operating expenses were $178,814 for the year ended December 2001 compared to $62,613 for the current year. Expenditures were lower in 2002 because of the Company's efforts to promote itself following its listing on the OTC-NASDAQ Bulletin Board, which became effective on December 21, 2000.

Management is optimistic about the drilling planned on its Australian interests and the new application made during the end of the fiscal year

2002 on the Bass Strait concession VO2-2 in Australia. Domestically, management is looking forward to bringing the gas wells in the Park City Gas Field on line upon the finalization of an agreement with a gas gathering company to initiate gas sales.

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

     Report of Independent Certified Public Accountants
     Balance Sheets
     Statements of Operations
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements


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

                                                   Date First
                                 Position With      Elected
        Name              Age     the Company     as Director
  --------------------   ----  ----------------  -------------
   Ely Sakhai             51      President          1997
                                   & Director
   Robert Kamon           75      Secretary          1997
                                   & Director
   Larry Braun            59      Director           1997
   Kenneth W. Campbell    73      Director           1997
   William A. Randall     62      Director           1997

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

                                                   Date First
                                 Position With      Elected
        Name              Age     the Company      as Officer
  --------------------   ----  ----------------  -------------
   Ely Sakhai             51     President and        1997
                                   Director
   Robert Kamon           75     Secretary and        1997
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

Larry Braun, Director, is a business graduate of the University of Texas at Austin, Texas. He is President and Owner of Cordoba Resources Ltd., a private oil and gas company.

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

ITEM 10.  EXECUTIVE COMPENSATION

Value of the office space used by ACOR was $1,200* for 2002 and 2001.

Value of the time provided by ACOR executives $2,000* for 2002 and $8,000* for 2001.

   * These amounts have been recorded as expenses and contributed capital in the financial statements in their respective periods.

The executive officers of ACOR have received no salary, bonus or stock compensation since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 26, 2003 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock, and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                             # of Shares
              Name and                      Beneficially    Percent of
         Address of Stockholder                Owned          Class
   ----------------------------------       ------------    ----------
   Tensleep Oil & Production, Inc. (1)         908,000        13.95%
   1304 Avenue L
   Cisco, Texas   76437

   International Oil Lease Service Corp. (2)   407,000         6.25%
   PO Box 1629
   Cisco, Texas 76437

   Larry Braun                                     -0-         0.00%
   226 Lake Fraser Place, SE
   Calgary, Alberta, T2J 3T5
   Canada

   Ken Campbell                                100,000         1.54%
   307 Triune Bay
   Calgary, Alberta T1X 1G4
   Canada

   Robert Kamon (3)                          2,134,273        32.79%
   1304 Avenue L
   Cisco, Texas  76437

   William A. Randall                           20,000         0.31%
   2100-1075 W. Georgia St.
   Vancouver, British Columbia V6E 3G2
   Canada

                                             # of Shares
              Name and                      Beneficially    Percent of
         Address of Stockholder                Owned          Class
   ----------------------------------       ------------    ----------
(continued)

   Ely Sakhai                                1,627,273        25.00%
   10 Windsor Dr.
   Old Westbury, New York   11568

   All officers and directors as a group     3,881,546        59.64%

   Jan Soleimani                               800,000        12.29%
   21 Windsor Dr.
   Old Westbury, New York   11568

   Robert Thorpe                               445,424         6.84%
   1811 Sullivan Lane
   Bardstown, KY 40004

(1) Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Mr. Kamon owns 50% of the shares of Ten sleep.
(2) International Oil Lease Service Corp. is owned by Mr. Kamon.
(3) Mr. Kamon's 819,273 shares, Tensleep's 908,000 shares, and IOLS' 407,000 shares have been combined in the number of shares reported as Mr. Kamon's ownership total and percentage.

The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them. The owners have no rights to acquire additional shares through options, warrants, rights, or conversion privileges within the next sixty days. The present principal owners have not sold any of the original 4,000,000 shares since incorporation, except that International Oil Lease Service Corp., an original shareholder, sold 592,000 shares on December 1, 1997, to Robert Kamon, prior to the Company's initiating its 504 Regulation D issue. During 2001, Australian Grazing & Pastoral Co., Pty. Ltd. sold their 1,008,000 shares to Tensleep Oil & Production, Inc. During February 2002, Tensleep Oil & Production, Inc. sold 100,000 shares to a non-affiliate of the Company.

Management is not aware of any current arrangements, which would result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACOR and Ely Sakhai, President of ACOR, each own 50% working interest in Areas CO-2000A, CO-2000B, and CO-2000E. Mr. Sakhai acquired a 1/8th working interest in the Park City Gas Field on the same basis as the Company acquired its 1/8th interest. Also, during the year, Mr. Sakhai participated with the Company in an application for an oil concession in the Bass Straits of Australia known as V02-2. (See Item 2 "Description of Property" for additional information.)

Three of the directors of the Company, Robert Kamon, Ken Campbell and Larry Braun, are active in the oil and gas industry personally. The activities of each could result in a conflict of interest between their other oil and gas activities and those of the Company.

Mr. Kamon, Secretary of ACOR, is President of International Oil Lease Service Corp. (IOLS). IOLS is in the business of applying for and acquiring oil and gas concessions in Australia; therefore, its activities may involve conflicts of interest with the Company. The Company issued 407,000 restricted common shares to IOLS for a 1/20th of 1% of 8/8ths Australian ORRI. (See Item 2 "Description of Property" for additional information.)

Mr. Kamon is also President of Tensleep Oil & Production, Inc. (Tensleep). Ten sleep is controlled by Mr. Kamon and is in the business of oil and gas exploration. Its activities may involve conflicts of interest with the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     None


ITEM 14.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


Dated: April 14, 2003                 /s/ Ely Sakhai
                                      Ely Sakhai, President & Director


Dated: April 14, 2003                 /s/ Robert Kamon
                                      Robert Kamon, Secretary & Director


Dated: April 14, 2003                 /s/ Ken Campbell
                                      Ken Campbell, Director


Dated: April 14, 2003                 /s/ Larry Braun
                                      Larry Braun, Director


Dated: April 14, 2003                 /s/ William A. Randall
                                      William A. Randall, Director

                          CERTIFICATION

I, Robert Kamon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Australian-Canadian Oil Royalties Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003               /s/ Robert Kamon
                                     Robert Kamon, Secretary and
                                     Chief Financial Officer

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.




                      INDEX TO FINANCIAL STATEMENTS




  Report of Independent Certified Public Accountants  .  .  .  .  .   F-2

  Balance Sheets as of December 31, 2002 and 2001  .  .  .  .  .  .   F-3

  Statements of Operations for the years ended
            December 31, 2002 and 2001 .  .  .  .  .  .  .  .  .  .   F-4

  Statement of Stockholders' Equity for the years ended
            December 31, 2002 and 2001 .  .  .  .  .  .  .  .  .  .   F-5

  Statements of Cash Flows for the years ended
            December 31, 2002 and 2001 .  .  .  .  .  .  .  .  .  .   F-6

  Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .   F-7











                                    F-1

                       ROBERT EARLY & COMPANY, P.C.
                       Certified Public Accountants



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2002, and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company currently has limited disposable cash and its revenues are not sufficient to fund operations at historical levels. These facts raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

February 18, 2003



                                   F-2
               2500 S. Willis, Suite 104, Abilene, TX 79605

                Australian-Canadian Oil Royalties Ltd.
                          Balance Sheets
                 As of December 31, 2002 and 2001

                                                      2002            2001
                                                    ---------      ---------
                              Assets
CURRENT ASSETS
  Cash                                              $   8,622      $   7,060
  Cash-restricted                                     250,000        250,000
  Accounts receivable                                   3,243          1,917
  Accrued interest receivable                              -              -
  Prepaid expenses                                        320          1,225
                                                    ---------      ---------
     Total Current Assets                             262,185        260,202
                                                    ---------      ---------
PROPERTY AND EQUIPMENT
  Oil and gas properties                              664,815        383,672
  Accumulated depletion                               (28,470)       (26,569)
                                                    ---------      ---------
     Net Property and Equipment                       636,345        357,103
                                                    ---------      ---------
OTHER ASSETS
  Investment in equity method investee                     54             54
  Other                                                    -             132
                                                    ---------      ---------
     Total Other Assets                                    54            186
                                                    ---------      ---------
     TOTAL ASSETS                                   $ 898,584      $ 617,491
                                                    =========      =========

                Liabilities & Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable                                  $   4,887      $   1,600
  Loans from officers                                      -          20,000
  Note payable to bank                                250,000        250,000
                                                    ---------      ---------
    Total current liabilities                         254,887        271,600
                                                    ---------      ---------
STOCKHOLDERS' EQUITY
  Preferred stock no par (50,000,000 shares
    authorized, none outstanding)                          -              -
  Common stock, no par (50,000,000 shares
    authorized, 6,391,742 and 5,201,500 shares
    respectively outstanding)                         986,711        620,473
  Additional paid in capital                           27,300         24,100
  Accumulated deficit                                (370,020)      (298,388)
  Other comprehensive income:
    Foreign currency translation adjustment              (294)          (294)
                                                    ---------      ---------
     Total Stockholders' Equity                       643,697        345,891
                                                    ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 898,584      $ 617,491
                                                    =========      =========


The accompanying notes are an integral part of these financial statements.
                                    F-3

                  Australian-Canadian Oil Royalties Ltd.
            Statements of Operations and Comprehensive Income
              For the years ended December 31, 2002 and 2001



                                                      2002            2001
                                                    ---------      ---------
OPERATING REVENUES
     Oil & gas revenues                             $   6,807      $  10,574

OPERATING EXPENSES
     Depletion and amortization                         2,033          8,662
     Personnel costs                                   28,945         66,210
     Professional fees                                 12,256         14,594
     Adjustment for excess costs                        6,355         16,001
     Shareholder relations                             10,302         69,246
     General and administrative expenses                9,529         14,675
                                                    ---------      ---------
          Total Operating Expenses                     69,420        189,388
                                                    ---------      ---------
(LOSS) FROM OPERATIONS                                (62,613)      (178,814)

OTHER INCOME
     Interest income                                    4,919          2,575
     Interest expense                                 (11,896)            -
                                                    ---------      ---------
(LOSS) BEFORE INCOME TAXES                            (69,590)      (176,239)

Australian income taxes                                 2,042          3,172
                                                    ---------      ---------

          NET LOSS                                    (71,632)      (179,411)


OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment               -             (57)
                                                    ---------      ---------

    TOTAL COMPREHENSIVE LOSS                        $ (71,632)     $(179,468)
                                                    =========      =========

Net loss per weighted average share outstanding     $   (0.01)     $   (0.03)
                                                    =========      =========
Weighted average shares outstanding                 5,422,556      5,151,693
                                                    =========      =========





The accompanying notes are an integral part of these financial statements.
                                    F-4

                 Australian-Canadian Oil Royalties Ltd.
                   Statement of Stockholders' Equity
            For the years ended December 31, 2002 and 2001
                                                                           Accumulated
                                                   Additional Accumulated    Other
                                     Common Stock    Paid In   Earnings/  Comprehensive
                                   Shares   Amount   Capital   (Deficit)      Income       Total
                                 --------- --------- --------  ---------    ---------    ---------
BALANCES, 12/31/00               5,150,000 $ 602,448 $ 14,900  $(118,977)   $    (237)   $ 498,134

Stock issued for services           51,500    18,025       -          -            -        18,025
Additional contributed capital          -         -     9,200         -            -         9,200
Net loss                                -         -        -    (179,411)          -      (179,411)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -         -        -          -           (57)         (57)
                                 --------- --------- --------  ---------    ---------    ---------
BALANCES, 12/31/01               5,201,500   620,473   24,100   (298,388)        (294)     345,891

Stock issued for:
  Oil & gas properties             735,696   264,348       -          -            -       264,348
  Notes payable & interest         454,546   101,890       -          -            -       101,890
Additional contributed capital          -         -     3,200         -            -         3,200
Net loss                                -         -        -     (71,632)          -       (71,632)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -         -        -          -            -            -
                                 --------- --------- --------  ---------    ---------    ---------

BALANCES, 12/31/02               6,391,742 $ 986,711 $ 27,300  $(370,020)   $    (294)   $ 643,697
                                 ========= ========= ========  =========    =========    =========












The accompanying notes are an integral part of these financial statements.
                                    F-5

               Australian-Canadian Oil Royalties Ltd.
                     Statements of Cash Flows
                Increases/(Decreases) in Cash Flow
          For the years ended December 31, 2002 and 2001

                                                      2002            2001
                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (71,632)     $(179,411)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
     Depletion and amortization                         2,033          8,662
     Value of expenses contributed by officers          3,200          9,200
     Stock issued for services                             -          18,025
     Stock issued for interest                          1,890             -
     Adjustment for foreign currency translation           -              56
     Adjustment for excess costs                        6,355         16,001
Changes in operating assets and liabilities:
     Receivables                                       (1,326)         1,180
     Prepaid expenses                                     905            (57)
     Accounts payable                                   3,287           (207)
                                                    ---------      ---------
NET CASH (USED) BY OPERATING ACTIVITIES               (55,288)      (126,551)
                                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Oil & Gas Properties                             (23,150)       (21,266)
                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers           80,000         20,000
     Repayment of bank loans                         (250,000)            -
     Proceeds from bank notes                         250,000        250,000
                                                    ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              80,000        270,000
                                                    ---------      ---------

     Increase/(Decrease) in cash for period             1,562        122,183

Cash and cash equivalents, beginning of period        257,060        134,877
                                                    ---------      ---------
    Cash and cash equivalents, end of period        $ 258,622      $ 257,060
                                                    =========      =========

SUPPLEMENTAL DISCLOSURES:

  Cash payments for:
    Interest                                        $  10,005      $      -
    Australian income taxes                             1,333          3,105

  Noncash Investing and Financing Activities:
    Contributed expenses                                3,200          9,200
    Stock issued for services                              -          18,025
    Stock issued for oil & gas properties and
      drilling                                        264,348             -
    Stock issued for related party notes and
      interest                                        101,890             -


The accompanying notes are an integral part of these financial statements.
                                    F-6

                  Australian-Canadian Oil Royalties Ltd.
                      Notes to  Financial Statements
                        December 31, 2002 and 2001


NOTE 1:   DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Australian-Canadian Oil Royalties Ltd. (the Company) was incorporated April 28, 1997 in Vancouver, British Columbia, Canada. Its primary business plan is the purchase of overriding royalty interests for long-term passive income and capital gains, with sales of these interests as deemed in the best interest of the Company. Current primary income sources are royalties earned on overriding royalty interests held by the Company. The Company also engages third parties for leasing operations in various countries. At present, all of the producing properties held by the Company are located in Australia's main onshore oil and gas producing basin. These financial statements are prepared in U.S. dollars for use in U.S. securities filings. During 2002, the Company acquired an interest in a gas field in Kentucky. The activity of this field has consisted of drilling wells while working to identify a third party interested in constructing a gathering system.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

   The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recorded. Costs are recorded in cost centers on a country-by-country basis. Most of the Company's oil and gas properties consist of overriding royalty interests that are located in Australia. The Company has not participated in the exploration and development of proved oil and gas properties until 2002. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income.

   Costs of the producing royalty interests acquired in 1997 are being amortized over the estimated reserves reported by the Queensland, Australia government at June 30, 1997; as revised by subsequent reports for discoveries, changes in estimates, etc.; based on actual quantities sold. (These reports are generally released one year after the end of the reporting period.) Costs of non-producing interests are not being amortized pending development or production and sale of oil or gas, but they are assessed for impairment on an aggregate country-by-country basis.

Investments in Equity Method Investee

   The Company's investment in 20% of the common stock of Cooper Basin Oil and Gas, Inc. is carried at cost. CBOG had no activity during 2001 or 2002.

Intangible Assets and Amortization

   Intangible assets consist of organization costs. These costs, which were incurred in the formation of the Company, are being amortized over a period of 60 months on a straight-line basis. Amortization totaled $132 and $529 for 2002 and 2001, respectively.

Income Taxes

   Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

   As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). The operating losses can be carried forward for seven years. The Company has available at December 31, 2002, unused operating loss carry-forwards that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

       Amount of Unused Operating    Expiring During Year Ended
           Loss Carry forward               December 31,
         -----------------------     --------------------------
              $   4,151                        2004
                 36,557                        2005
                 18,543                        2006
                 52,866                        2007
                163,410                        2008
                 65,277                        2009
              ---------
              $ 340,804
              =========

   The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due to the ceiling test that is not deductible for tax purposes.

   The potential tax benefit from these operating loss carry forwards is $156,770 and $126,742 in 2002 and 2001, respectively. The Company has recognized a valuation allowance against these deferred tax assets due the inability to foresee when such benefits will be realized.

   The Company has no net U.S. source income nor any income effectively connected with a U.S. trade or business. Therefore, there is no U.S. tax liability or benefit related to its activities to date.

   The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $2,042 and $3,172 in 2002 and 2001, respectively.

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

   Weighted average shares outstanding were 5,422,556 and 5,151,693 for 2002 and 2001, respectively.

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


NOTE 2:   RESTRICTED CASH

The amounts presented as restricted cash consists of certificates of deposit that serve as collateral for the short- term bank notes. Use of these funds is restricted under the terms of the collateral agreement.

NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 2002 and 2001 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $3,243 and $1,917, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. The cost basis of the receivable is believed to approximate its fair value. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.


NOTE 4:   PREPAID EXPENSES

During 1997, the Company advanced $C5,000 to Dales, Matheson, Carr-Hilton, Chartered Accountants of Vancouver, British Columbia for services in connection with the formation of the Company and the initial public offering. This excess of the advance over the costs has been being used to pay for services as they arise. No services were billed during 2001. During 2002, fees of $US904 were billed. Adjustments in the balance occur with fluctuations in the exchange rates. Balances at December 31, 2002 and 2001 were $US320 and $US1,225.


NOTE 5:   OIL AND GAS PROPERTIES

During 1997, the Company acquired a package of overriding royalty interests comprising 1,005,143 net royalty acres under 28,572,609 gross surface acres in Australia's main onshore oil and gas producing basin in exchange for 4,000,000 shares of its common stock. In addition to the acquisition cost, the Company incurred costs associated with preparation of assignments and registering chain of title transactions in Australia.

During December 2000, the Company purchased all of the outstanding stock of Cooper Eromanga Oil, Inc. (CEO). Subsequently, the sole asset of CEO, an interest in ATP 582, was assigned to the Company. The interest assigned represents 100% of the working interest in Queensland concession
582. ATP 582 consists of 6,700,000 surface acres and will require minimum annual exploration expenditures (which are yet to be determined) after an agreement has been reached with the Aboriginal Tribes regarding ingress and egress on the concession. The Company acquired its interest in exchange for paying certain legal costs and delay rentals totaling $3,373 and agreeing to assign a 2% of all production overriding royalty interest to CEO's previous owner. The out-of-pocket costs have been included in capitalized oil and gas acquisition costs. This concession is subject to a total of 11.5% in assigned overriding royalty interests (including the 2% interest) in addition to the standard 10% royalty retained by the Queensland government. During 2001 and 2002, the Company paid $2,266 and $2,400 in rental costs.

During the September 2000, the Company was successful in applications for three Australian oil and gas concessions in South Australia. The Company submitted these applications on a 50/50 basis with, its President, Ely Sakhai. The Company's portion of the minimum exploration commitments under these three applications total $145,000 in year 1, $275,000 in year

2, and $1,450,000 in the third year. These concessions lie under 1,698,348 surface acres. These exploration commitments will not commence until native title considerations have been negotiated.

During 2001, the Company purchased a 0.05% overriding royalty interest under permit VIC/P45 for $19,000. This is an offshore prospect that the Company believes has high production potential.

During 2002, the Company paid a leasing fee for the successful application for South Australian areas of $20,750. Additionally, 407,000 shares were issued to International Oil Lease Service for a 0.05% interest in Permit
53. This acquisition was valued at $100,000 based on cash sales by IOLS of comparable interests.

In the U.S., the Company has entered into an operating agreement with regard to the Park City Gas Field in Kentucky. The Company purchased a 12.5% working interest in this field and is paying for its share of drilling costs with stock. The Company's President has acquired an equal position in this field. Significant drilling has taken place, with 14 wells drilled on the property. The operator expects to drill a total of 50 wells during the development of this field. The Company has the ability to terminate its participation in undrilled wells at any time. Geological analysis has indicated that the completed wells have identified producible zones with significant potential. However, production tests have not been completed and the lack of a gathering system has precluded marketable production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on assumed porosities and zone sizes. No definitive tests of pressures and gas flow has been undertaken.

Below is a summary of capitalized costs related to oil and gas properties:

                                                 2002              2001
                                          --------------------   ---------
                                          Australia      U.S.    Australia
                                          ---------  ---------   ---------
  Acquisition cost                        $ 511,059  $ 164,348   $ 398,558
  Assignments, transfers, and rentals        18,626         -        7,976
    Less allowance for excess costs         (29,218)        -      (22,862)
                                          ---------  ---------   ---------
        Total                               500,467    164,348     383,672
    Less accumulated depletion              (28,470)        -      (26,569)
                                          ---------  ---------   ---------
    Net Oil and Gas Properties            $ 471,997  $ 164,348   $ 357,103
                                          =========  =========   =========

The costs of producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, and ATP 543. Other interests have not produced saleable oil or gas from which the Company has received revenues. The costs associated with these properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $1,901 and $8,133 for 2002 and 2001.

Additionally, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2002 and 2001. Adjustments to reduce the carrying values according to the ceiling test were $6,355 in 2002 and $16,001 in 2001.


NOTE 6:   NOTES PAYABLE

During September, October, and November 2001, the Company borrowed a total of $20,000 from its President and Secretary. These funds were used to meet current operating obligations incurred by the Company. This series of four $5,000 notes bore interest at 4.5% and each note was due one year from its date of origination.

During 2002, the Company borrowed an additional $80,000 from its President and Secretary under notes bearing interest at 4.5%. In November 2002, the Company issued 454,546 shares of stock to pay off all of these notes plus accrued interest of $1,890.

On December 28 and December 31, 2001, the Company borrowed $100,000 and $150,000, respectively, from the First National Bank of Cisco. During 2002, these notes were renewed in April and December. The notes outstanding at December 31, 2002, bear interest at 4% and are due March 31, 2003. These notes are secured by the certificates of deposit shown as restricted cash on the balance sheet.

Total interest paid on these bank notes during 2002 was $10,005.


NOTE 7:   TRANSACTIONS WITH RELATED PARTIES

Officers provided office space and services with no cash outflows by the Company. These had estimated unpaid values of $3,200 and $9,200 during 2002 and 2001. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2001 and 2002, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $12,674 and $16,643, respectively.

As discussed at Note 6, the Company borrowed a total of $100,000 from two of its officers in order to fund administrative costs and efforts to promote the Company's name and availability. These borrowing were repaid through the issuance of 456,546 new shares by the Company.

In December 2002, the Company acquired a 0.05% interest in Australian Permit 53 from IOLS in exchange for the issuance of 128,000 shares of stock.


NOTE 8:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where all of its currently producing properties are presently located. All operating revenues reported by the Company during 2002 and 2001 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2002 and 2001 are also related to the revenue received from the Australian royalties. The Company also incurred personnel and office expenses in the United States. All of the U.S. costs and expenses were general and administrative in nature.


NOTE 9:   INVESTMENT IN EQUITY METHOD INVESTEE

In 1999, the Company contributed $2,100 of the creation capital of Cooper Basin Oil & Gas, Inc. (CBOG) for a 20% ownership interest. CBOG was created to pursue Australian oil and gas concessions. As the owner of a 20% interest in CBOG, the Company has agreed that it will fund 20% of new concession costs or forfeit its ownership interest. During the last quarter of 1999, the Company contributed $2,112 toward costs to be incurred in 2000 for an application for another concession. The activities of this investment are recorded on the equity basis. The Company's share of the expenses of CBOG totaled $4,159 in 2000. There was no activity in this entity during 2002 and the Company has no current commitments with CBOG.


NOTE 10:   STOCK TRANSACTIONS

During December 2001, the Company issued 51,500 shares valued at $18,025 to a consultant for services to be provided regarding promotion and management of the Company.

During July 2002, the Company issued 250,000 for the acquisition of its interest in the Park City Gas Field in Kentucky discussed above. During August and November 2002 , 48,786, and 29,910 shares were issued for drilling costs incurred in that field.

As discussed at Notes 6 and 7, the Company issued 454,546 shares to its President and Secretary as repayment for amounts loaned to the Company. An 0.05% ORRI in Permit 53 was acquired through the issuance of 407,000 shares to IOLS.


NOTE 11:   CONTINGENCY

The original package of Australian overriding royalty interests acquired by the Company in 1997 included a 1/8 of 1% interest in all production from the Patchawarra Southwest Block of PEL's 5 & 6. This overriding royalty comprises approximately 5,348 net royalty acres under 1,069,717 surface acres. The Patchawarra Southwest Block became productive in June 1989 and has produced approximately $A67,119,716 in revenues from oil, gas and LPG since that time. This overriding royalty was first created in
June 1971 as a 1/4 of 1% interest out of a 10% working interest.   Since
that time, this interest has been assigned to six different companies with the last assignee being Australian-Canadian Oil Royalties Ltd. During 1997, the Company determined that, due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect both past and future royalty payments. In addition to the legal costs incurred in this litigation, the Company will be required to pay any unpaid stamp duty, charged by the Australian government, for any previously unrecorded assignment.

The Company is working with legal counsel in Australia to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2002, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in a range around $A25,000 in addition to any stamp duty that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production.


NOTE 12:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are all located in Australia. These are the sole source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance
Corporation (FDIC) up to $100,000 per depositor. Combined balances at December 31, 2002 at the Company's primary bank exceeded federally insured limits by $158,622.


NOTE 13:   GOING CONCERN CONSIDERATIONS

As of December 31, 2002, the Company has limited disposable cash. Additionally, its revenues are not sufficient to cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interest under ATP 582, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.


NOTE 14:   SUBSEQUENT EVENTS

In January 2003, the Company has issued 116,728 shares for the cost of drilling the next eight wells on the Park City Gas Field. Additional shares are expected to be issued as drilling continues, however, the Company's agreement allows it to drop out of this program at any time.


NOTE 15:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS  (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2002 and 2001 and for the years then ended.

            Reserves of oil and gas - Royalty Interests

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas produced from the producing interests is presented in the following schedule. No estimates of reserves have been reported to or filed with any Federal authority or agency during the year presented. All of these royalty interests are in Australia. The gas wells on ATP 543 were shut in for all of 2002.

                                                Gas (mcf)       Oil (bbls)
                                              2001    2000     2001    2000
                                             ------  ------   ------  ------
   Reserves reported by the Queensland
        government as of June 30, 1997           -       -     3,962   3,962
   Additions or adjustments after 1997       15,272  15,272       -       -
     Discoveries                                 -       -        -       -
     Cumulative previous production          (4,232) (2,270)  (2,287) (1,839)
     Current year production                     -   (1,962)    (363)   (448)
                                             ------  ------   ------  ------
   Unrecovered reserves                      11,040  11,040    1,312   1,675
                                             ======  ======   ======  ======

            Results of Operations for Producing Activities (1)
              For the Years Ended December 31, 2002 and 2001

                                                    2002              2001
                                             --------------------   ---------
                                             Australia      U.S.    Australia
                                             ---------  ---------   ---------
Sales of oil and gas                         $   6,807  $      -    $  10,574

Production costs (including taxes)                  -          -           -
Acquisition & exploration costs                123,150    164,348      21,266
Depletion                                        1,901         -        8,133
                                             ---------  ---------   ---------
Results of operations from producing
  activities (excluding corporate overhead)  $(118,244) $(164,348)  $ (18,825)
                                             =========  =========   =========

All sales were to unaffiliated entities. Amortization costs were $10.11 per equivalent barrel for 2002 and 2001.


    Capitalized Costs Relating to Oil and Gas Producing Activities (1)
                   At December 31, 2002 and 2001

                                                    2002              2001
                                             --------------------   ---------
                                             Australia      U.S.    Australia
                                             ---------  ---------   ---------
  Unproved properties (not being amortized)  $ 406,113  $      -    $ 282,962
  Proved properties (being amortized)          123,572    164,348     123,572
  Capitalized pre-acquisition costs                 -          -           -
                                             ---------  ---------   ---------
    Total Capitalized Costs                    529,685    164,348     406,534

  Allowance for excess costs                   (29,218)        -      (22,862)
  Accumulated depletion                        (28,470)        -      (26,569)
                                             ---------  ---------   ---------
    Net Capitalized Costs                    $ 471,997  $ 164,348   $ 357,103
                                             =========  =========   =========

           Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development (1)
              For the Years Ended December 31, 2002 and 2001

                                                    2002              2001
                                             --------------------   ---------
                                             Australia      U.S.    Australia
                                             ---------  ---------   ---------
Property acquisition costs:
   Proved                                    $      -   $ 125,000   $      -
   Unproved                                    123,150         -       21,266
   Exploration costs                                -      39,348          -
   Development costs                                -          -           -
                                             ---------  ---------   ---------
Total                                        $ 123,150  $ 164,348   $  21,266
                                             =========  =========   =========

(1) As mentioned at Note 5, the Company has acquired a working interest in the Park City Gas Field in the U.S. that is being drilled but is not in production. Reserve information for this property is highly subjective at the time of preparation of these financial statements because the field has opened a previously unexplored area in Kentucky. Producible reserves are relatively shallow and there has not been a substantive test of the production rates and rate of decline of the estimated reserves. Because of these facts, a reliable estimate of the timing of production and future cash flows has not been determined. Since reliable information is not available at the time of preparation of these financial statements, the Company has not presented disclosures of reserve information normally required for working interests for this property based on information that management believes might not be supportable.