Form 10QSB
period 2003-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2003-05-14
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended MARCH 31, 2003

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                   Commission File No. 0-24259


             AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
      ------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)



   British Columbia, Canada                              75-2712845
-------------------------------                      -----------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification #)


     1304 Avenue L, Cisco, TX                              76437
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                              (254) 442-2658
            -------------------------------------------------
            Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 6,508,480 shares of common stock, $.001 Par Value, outstanding as of March 31, 2003


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

     Statement of Stockholders' Equity  .  .  .  .  .  .  .  .  .  .  .    6

     Statement of Cash Flows.  .  .  .  .  .  .  .  .  .  .  .  .  .  .    7

     Selected Information Regarding the Financial Statements .  .  .  .    8

   Item 2.  Management's Discussion and Analysis and Plan of Operations   10

   Item 3:   Controls and Procedures .  .  .  .  .  .  .  .  .  .  .  .   13


Part II:  Other information

   Item 6:   Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .   13


Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   14

Certifications  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

                     PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements





       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties, LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian- Canadian Oil Royalties, LTD. as of March 31, 2003, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 18, 2003, we expressed an opinion on those financial statements that was qualified with respect to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



  /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

May 7, 2003




                                    3

                 AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                               BALANCE SHEETS

                                                      March 31, December 31,
                                                         2003        2002
                                                      ---------   ---------
                                                     (Unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $   5,887   $   8,622
   Cash equivalents, restricted                         250,000     250,000
   Royalties receivable                                   2,115       3,243
   Prepaid expenses and other                               618         320
                                                      ---------   ---------
      Total Current Assets                              258,620     262,185
                                                      ---------   ---------
PROPERTY AND EQUIPMENT
   Oil and gas properties                               723,184     664,815
   Accumulated depletion                                (29,490)    (28,470)
                                                      ---------   ---------
      Total Property and Equipment                      693,694     636,345
                                                      ---------   ---------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                54          54
                                                      ---------   ---------
TOTAL ASSETS                                          $ 952,368   $ 898,584
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                              $ 2,395   $   4,887
   Accrued interest payable                               2,493          -
   Loans from officers                                       -           -
   Note payable to bank                                 250,000     250,000
                                                      ---------   ---------
      Total Current Liabilities                         254,888     254,887
                                                      ---------   ---------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,201,500 shares issued and
      outstanding)                                    1,045,080     986,711
   Additional paid in capital                            27,900      27,300
   Accumulated deficit                                 (375,206)   (370,020)
   Other comprehensive income:
      Foreign currency translation adjustment              (294)       (294)
                                                      ---------   ---------
      Total Stockholders' Equity                        697,480     643,697
                                                      ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 952,368   $ 898,584
                                                      =========   =========





See accompanying selected information.
                                    4

                 AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)


                                                       2003         2002
                                                    ---------    ---------
OIL AND GAS REVENUES                                $   2,030    $   1,786

COST OF SALES
   Depletion                                            1,020        2,100
                                                    ---------    ---------
   GROSS PROFIT                                         1,010         (314)
                                                    ---------    ---------
OPERATING EXPENSES
   Personnel costs                                      3,094        6,033
   Professional fees                                        8          216
   Other                                                  865        1,599
                                                    ---------    ---------
      Total Operating Expenses                          3,967        7,848
                                                    ---------    ---------
OPERATING LOSS                                         (2,957)      (8,162)

OTHER INCOME/(EXPENSE)
   Interest and dividends                                 873        1,262
   Interest expense                                    (2,493)      (2,960)
                                                    ---------    ---------
NET LOSS BEFORE INCOME TAXES                           (4,577)      (9,860)

   Australian income taxes                                609          536
                                                    ---------    ---------
NET LOSS                                            $  (5,186)   $ (10,396)
                                                    =========    =========

BASIC (LOSS) PER COMMON SHARE                       $   (0.00)   $   (0.00)
                                                    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                                      6,491,618    5,201,500
                                                    =========    =========





See accompanying selected information.
                                    5

                   Australian-Canadian Oil Royalties Ltd.
                     Statement of Stockholders' Equity
                 For the Three Months Ended March 31, 2003
                                                                            Accumulated
                                                    Additional Accumulated    Other
                                     Common Stock     Paid In   Earnings/  Comprehensive
                                   Shares    Amount   Capital   (Deficit)      Income       Total
                                 --------- ---------- --------  ---------    ---------    ---------
BALANCES, 12/31/02               6,391,742 $  986,711 $ 27,300  $(370,020)   $    (294)   $ 643,697

Stock issued for:
  Oil & gas properties             116,738     58,369       -          -            -        58,369
Additional contributed capital          -          -       600         -            -           600
Net loss                                -          -        -      (5,186)          -        (5,186)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -          -        -          -            -            -
                                 --------- ---------- --------  ---------    ---------    ---------

BALANCES, 12/31/02               6,508,480 $1,045,080 $ 27,900  $(375,206)   $    (294)   $ 697,480
                                 ========= ========== ========  =========    =========    =========











See accompanying selected information.
                                    6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES, INC.

                          STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                       2003         2002
                                                    ---------    ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                        $  (5,186)   $ (10,396)
  Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depletion and amortization                         1,020        2,232
     Expenses contributed by officer                      600          800
  Changes in operating assets and liabilities:
     Royalties receivable                               1,128          662
     Interest receivable                                 (298)          -
     Accounts payable and accrued expenses                  1        2,457
                                                    ---------    ---------
Net Cash (Used In) Operating Activities                (2,735)      (4,245)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interest                         -           -

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from officers                                      -        10,000
                                                    ---------    ---------

NET INCREASE IN CASH                                   (2,735)       5,755

CASH, BEGINNING OF PERIOD                               8,622        7,060
                                                    ---------    ---------
CASH, END OF PERIOD                                 $   5,887    $  12,815
                                                    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                     $   1,092    $     865
   Interest expense                                        -           997

Non-Cash Transactions
   Contributed services and office space                  600          800







See accompanying selected information.
                                    7

              AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
           SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                            (Unaudited)
                          March 31, 2003


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2:   GOING CONCERN CONSIDERATIONS

The Company has neither sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has operated over the past year based on loans from its officers. There is no guarantee that such officers will continue to provide operating funds for the Company. In order to pursue its goals and commitments under the Australian concession prospects that it has obtained, the Company will be required to obtain significant funding or to exchange all or portions of its interests in those concessions in order to meet the minimum expenditure requirements underlying the concessions. Management's plans include attempting to find a drilling company to farm out the working interests under the concessions, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services.
Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $300 and $500 for the first quarter of 2003 and 2002, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.

NOTE 4:   U.S. DRILLING ACTIVITY

During July 2002, the Company purchased a one-eighth (1/8) working interest in developmental wells on the Parsley Lease in Kentucky in
exchange for the issuance of restricted stock.   The total drilling
program called for the drilling of fifty wells on this property with an estimated cost of $80,000 ($10,000 for the Company's interest) per well. The Company has a well-by-well approval basis for its participation and thus may decline to participate in any well. The agreement with the operator is that all of the Company's costs will be paid via the issuance of restricted common stock valued at $1 per share. The Company's President has acquired an equal position and participation interest in this field.

During January 2003, the Company issued 116,738 restricted shares for its portion of the drilling costs of eight wells which were drilled during February and March. The Company expects to issue an additional 104,000 restricted shares during May 2003 for the costs of wells being drilled in April and May.

Geological analysis has indicated that the completed wells have identified producible zones with significant potential. However, significant production tests have not been completed and there is no existing gathering system in the field. These barriers have precluded marketable production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on assumed pressures, porosities, and zone sizes. No definitive tests of pressures and gas flow has been undertaken.


NOTE 5:   AUSTRALIAN CONCESSIONS

During March 2003, the Company was notified of the completion of negotiations regarding Native Title on three of its onshore concessions in South Australia; CO-2000A, CO-2000B, CO-2000E. The negotiated settlement called for the payment by the Company and its partners of $A105,000, (approximately $US55,000) to the Aborigine's for the rights to explore on the concession. The Company's half of this requirement was paid by its President in April 2003 and is expected to be repaid via stock or from future cash sources. Now that the Native Title issues have been resolved, these concessions have been converted to Exploration Licenses and annual exploration requirements set out in the applications begin to run in April 2003.

Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

ACOR has an exciting immediate future with 26 new wells slated for drilling on its properties in the next twelve months plus exploration, including seismic and geological interpretation, on millions of acres and plans to participate in a new gathering system and gas plant.

ACOR has tremendous exposure for its shareholders by holding interests in extremely productive areas of the World. ACOR will continue to seek holdings in areas where giant oil and gas fields are discovered.

Our Company holds a large acreage position in Australia's main onshore producing basin and main offshore producing basin.

In the Cooper-Eromanga Basin, Australia's main onshore producing basin, the Company holds overriding royalties under nine oil and gas concessions covering 10,543,000 surface acres. In addition to the overriding royalties,
the Company also holds 7,565,674   100% Net Working Interest acres in the
Cooper-Eromanga Basin. The Cooper-Eromanga Basin covers parts of both South Australia and Queensland.

The Cooper-Eromanga Basin produces most of Australia's onshore production with a 34-inch gas line to Sydney, a 26-inch gas line to Adelaide, and a 16-inch gas line to the East Coast of Australia connecting with Brisbane. Two oil lines, one 12-inch line to the East Coast and one 12-inch line to the South Coast, carry liquids to the refineries. A line through the heart of our properties transports gas to Mount Isa Mines and smelter.

Regarding Australia's offshore production, the Company holds overriding royalties in the Bass Straits of offshore Victoria, covering 399,200 acres adjoining and surrounded by some of the best oil production in the world.

For example, the Kingfish Field has produced 1.1 billion barrels from 41 wells and starts 1.5 miles from our override on Permit 45. Field work on a 3-D seismic survey was completed in October 2002 at an estimated cost of $20,000,000. Interpretation is in progress with drilling scheduled for October on the Archer Structure with 1,282 feet of net pay section in four oil sands and seven gas sands between 10,000 and 12,500 feet. BHP Billiton, ninth largest oil company in the world, is the operator of Permit 45 and 50% owner of the Kingfish Field, with Exxon owning the other half. The drilling announcement has appeared in "Who's Drilling" as the Galaxis #1.

A very important note is that as an overriding royalty holder, all of the expenses are borne by the working interest holders and none by our Company.

An independent reserve estimate gives Permit 45 a possible 350 million barrels of oil and 4 trillion cubic feet of gas.

The Company understands that BHP Billiton has requested that the shipping lane be moved so they can lay their pipeline to the Kingfish Field on the ocean floor.

Our other overriding royalty in the Bass Straits is Permit 53 that starts
1.8 miles west of the Halibut Oil Field and adjoins the Fortescue Field. The average well in the Hallibut Field has produced 60,000,000 barrels of oil, which is the largest average per well production of any field in the world we know of.

Of particular importance is to understand the location of Permit 53 relative to the surrounding production. Six major producing oil and/or gas fields surround Permit 53 placing it in the center of giant fields. Permit 53 contains four major structures with combined estimated reserves of 167,000,000 barrels of oil as reported in Report 67 of the Victorian Initiative for Minerals and Petroleum Report.

The working interest holder and operator of Permit 53 is Texas Crude Oil Company. They have extensive onshore and offshore experience and built the 3rd offshore drilling rig in the United States. ACOR holds a .05% ORRI under each of these excellent areas - Permit 45 and 53.

Subsequent to the end of the quarter ended March 31, 2003, the Company cleared Native Title on Areas CO2000-A, B and E in South Australia, located northwest of the Tarawarra Oil & Gas Field. These areas were issued as Petroleum Exploration Licenses 108, 109 and 112. PEL 108 has an undrilled seismograph high covering 120 acres and 500 feet of closure and covers 506,811 acres. PEL 109 covers 373,633 acres and PEL 112 covers 818,909 acres.

The Tarawarra Field has original reserves of 70,000,000 barrels of oil and condensate and between 300 and 400 BCF of gas and covers 12,000 acres with maximum closure of 540 feet and is located southeast of PEL 108.

ACOR has 50% working interest in PEL 108, 109, and 112 and has an option to acquire the other one-half for 400,000 of the Company's common stock.

                                 Kentucky

During April, Robert Kamon, Secretary of the Company, went to Kentucky for a meeting with Robert Thorpe and Hollerman Pipeline and gas plant contractors. We are looking into the best method for processing the gas and removing the liquids. The probable cost of the trunk lines for the gathering system and processing plant is around $5,000,000 for a 500,000 cubic foot per day gas plant and the trunk lines. The oil and gas field is developing over an area six miles wide and three miles long. The last well had 70 feet of limestone reef gas pay section and we are presently drilling nine more wells.

ACOR is paying for its 1/8th of the drilling with restricted common stock at $1.00 per share and Ely Sakhai, the Company's President, is paying cash for his part of the drilling. Together, we own a 1/4 interest in this new developing Park City Gas Field bordering the east side of the Mammouth Cave Reserve.

The Company plans to continue to acquire oil and gas exploration properties both domestically and internationally plus make trades and deals for their exploration and development as well as actively conduct exploration. When necessary to meet financial requirements, the Company will apply for oil and gas properties in conjunction with the Company's President, Ely Sakhai, due to his substantial financial position.

Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, consisting of 7,565,674 net 100% working interest acres, overriding royalties under 10,942,200 acres and 12.5% working interest in 25 wells in a new oil and gas field located in Kentucky. These oil and gas properties represent $723,184 of the $952,368 total assets of the Company on March 31, 2003. The Company experienced an increase in total assets of $53,784 when comparing December 31, 2002 to March 31, 2003. This increase is due to the participation in the drilling and completion of additional wells in the Park Cities Gas Field in Kentucky. Compared to March 31, 2002, total assets ($620,352) increased by $332,016 or 53.5%, a significant increase in total assets during the past twelve months.

The Company's Total Current Assets as of March 31, 2003 was $258,620 with Total Current Liabilities of $254,888, giving a liquidity ratio of 1.01 to
1.0. The Company's cash position was $255,887 on March 31, 2003 compared to $258,622 and $262,815 on December 31, 2002 and March 31, 2002 respectively. The Company continues to have no long-term debt.

Stockholders' Equity increased when comparing March 31, 2003 ($697,480) to December 31, 2002, March 31, 2002 being $643,697 and $336,295, respectively. The increase in stockholders' equity is due to the acquisition of overrides in the Bass Straits of Australia and the working interest in the Park Cities Gas Field in Kentucky, as previously reported above in General Discussion.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm-out interests in oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Results of Operations

Oil and gas revenues increased when comparing the three months ended March 31, 2003 ($2,030) to the three months ended March 31, 2002 ($1,786). These fluctuations in revenues are primarily due to changes in the price of oil. Total Operating Expenses were $3,967 for the three months ended March 31, 2003 compared to $7,848 for the quarter ended March 31, 2002. The decrease in operating expenses for the current quarter over the quarter ended March 31, 2002 is mostly attributable to lower personnel costs.

The Company's operating loss was $2,957 for the quarter ended March 31, 2003 compared to an operating loss of $8,162 for the same period in 2002. The net loss for the three months ended March 31, 2003 was $5,186 compared to a net loss of $10,396 for the quarter ended March 31, 2002. The lower net loss was attributable to less operating expenses and less interest expense.

During the quarter ended March 31, 2003 the Company issued 116,738 restricted common stock for the Company's 12.5% working interest in the Park City Gas Field.

Subsequent to the end of the quarter ended March 31, 2003, negotiations regarding the Native Title on certain onshore concessions held in South Australia were completed. These negotiations led to a settlement which called for a payment of $A105,000 (approximately $US55,000) to the Aborigine for the rights to explore on those certain concessions. The Company's President, Ely Sakhai loaned the Company its half of this settlement. See General Discussion above and Note 5 of the financial statements for more information.

Disclosure Regarding Forward-Looking Statements

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 3:   Controls and Procedures

   (a) Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's Exchange Act filings.

   (b) There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.


                       PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   Exhibit 99.1   --  Certification of President and Chief Executive Officer
                      Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

   Exhibit 99.2   --  Certification of Secretary and Chief Financial Officer
                      Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
                                    13


   Reports on Form 8-K      None


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Australian-Canadian Oil Royalties LTD.

Date:   May 13, 2003                /s/  ROBERT KAMON
                                    By: Robert Kamon, Secretary and
                                    Principal Financial Officer




                                    14

                              CERTIFICATION

I, Robert Kamon, Secretary, and Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Australian-Canadian Oil Royalties Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Robert Kamon
Robert Kamon
Secretary and Chief Financial Officer

                                     15

                              CERTIFICATION

I, Ely Sakhai, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Australian-Canadian Oil Royalties Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Ely Sakhai
Ely Sakhai, President and
Chief Executive Officer