Form 10QSB
period 2003-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2003-08-14
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended JUNE 30, 2003

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                        Commission File No. 0-24259


                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
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

       There were 6,612,913 shares of common stock, $.001 Par Value, outstanding as of July 31, 2003


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No

                                     1

                AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


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

     Statement of Stockholders' Equity  .  .  .  .  .  .  .  .  .  .  .    6

     Statement of Cash Flows.  .  .  .  .  .  .  .  .  .  .  .  .  .  .    7

     Selected Information Regarding the Financial Statements .  .  .  .    8

   Item 2.  Management's Discussion and Analysis and Plan of Operations   11

   Item 3:   Controls and Procedures .  .  .  .  .  .  .  .  .  .  .  .   14


Part II:  Other information

   Item 6:   Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .   15


Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

Certifications  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16













                                     2




PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements




        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties LTD. as of June 30, 2003, and the related statements of operations for three and six months, and stockholders' equity and cash flows for six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



  /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

August 4, 2003



                                     3

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                               BALANCE SHEETS

                                                       June 30,   December 31,
                                                         2003         2002
                                                      ----------   ----------
                                                     (Unaudited)
                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $    2,757    $   8,622
   Cash equivalents, restricted                          250,000      250,000
   Royalties receivable                                    2,083        3,243
   Prepaid expenses and other                                320          320
                                                      ----------   ----------
      Total Current Assets                               255,160      262,185
                                                      ----------   ----------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                807,901      664,815
   Accumulated depletion                                 (30,415)     (28,470)
                                                      ----------   ----------
      Total Property and Equipment                       777,486      636,345
                                                      ----------   ----------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                 54           54
                                                      ----------   ----------
 TOTAL ASSETS                                         $1,032,700   $  898,584
                                                      ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                            $      907    $   4,887
   Accrued interest payable                                  350           -
   Loans from officers                                    54,500           -
   Note payable to bank                                  250,000      250,000
                                                      ----------   ----------
      Total Current Liabilities                          305,757      254,887
                                                      ----------   ----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized; no
      par value; 6,612,913 and 6,391,742 shares
      issued and outstanding)                          1,097,297      986,711
   Additional paid in capital                             28,500       27,300
   Accumulated deficit                                  (398,560)    (370,020)
   Other comprehensive income:
      Foreign currency translation adjustment               (294)        (294)
                                                      ----------   ----------
      Total Stockholders' Equity                         726,943      643,697
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,032,700   $  898,584
                                                      ==========   ==========




See accompanying selected information.
                                     4

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                     CONDENSED STATEMENTS OF OPERATIONS
           For Three and Six Months Ended June 30, 2003 and 2002
                                (Unaudited)

                                           Three Months          Six Months
                                          2003      2002      2003      2002
                                        --------  --------  --------  --------

OIL AND GAS REVENUES                    $  1,534  $  1,886  $  3,564  $  3,671

COST OF SALES
   Depletion                                 924       462     1,945     2,562
                                        --------  --------  --------  --------
   GROSS PROFIT                              610     1,424     1,619     1,109
                                        --------  --------  --------  --------
OPERATING EXPENSES
   Personnel costs                         1,191     7,301     4,285    12,883
   Professional fees                      14,018     6,960    14,026     7,026
   Promotion and advertising               5,389     5,922     5,625     6,157
   Other                                     873     4,544     1,501     6,508
                                        --------  --------  --------  --------
      Total Operating Expenses            21,471    24,727    25,437    32,574
                                        --------  --------  --------  --------
OPERATING LOSS                           (20,861)  (23,303)  (23,818)  (31,465)

OTHER INCOME/(EXPENSE)
   Interest and dividends                    810        11     1,683     1,274
   Interest expense                       (2,843)   (2,486)   (5,336)   (5,446)
                                        --------  --------  --------  --------

NET LOSS BEFORE INCOME TAXES             (22,894)  (25,778)  (27,471)  (35,637)

   Australian income taxes                   460       566     1,069     1,101
                                        --------  --------  --------  --------

NET LOSS                                $(23,354) $(26,344) $(28,540) $(36,738)
                                        ========  ========  ========  ========


EARNINGS/(LOSS) PER SHARE:
   Basic and Diluted                    $  (0.00) $  (0.01) $  (0.00) $  (0.01)
                                        ========  ========  ========  ========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
   Basic and Diluted                   6,570,451 5,201,500 6,531,252 5,201,500
                                       ========= ========= ========= =========

See accompanying selected information.
                                     5

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                     STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended June 30, 2003
                                (Unuadited)
                                                                            Accumulated
                                                    Additional Accumulated    Other
                                     Common Stock     Paid In   Earnings/  Comprehensive
                                   Shares    Amount   Capital   (Deficit)      Income       Total
                                 --------- ---------- --------  ---------    ---------    ---------
BALANCES, 12/31/02               6,391,742 $  986,711 $ 27,300  $(370,020)   $    (294)   $ 643,697

Stock issued for Oil &
  Gas Working Interests            221,171    110,586       -          -            -       110,586


Time and office expenses
    contributed by Officer              -          -     1,200         -            -         1,200


Net loss                                -          -        -     (28,540)          -       (28,540)
                                 --------- ---------- --------  ---------    ---------    ---------

Balance, June 30, 2003           6,612,913 $1,097,297 $ 28,500  $(398,560)   $    (294)   $ 726,943
                                 ========= ========== ========  =========    =========    =========











See accompanying selected information.
                                    6

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2003 and 2002
                                (Unaudited)

                                                       2003         2002
                                                    ---------    ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                        $ (28,540)   $ (36,738)
  Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Depletion and amortization                          1,945        2,694
    Allowance for excess oil and gas costs                 -         3,424
    Expenses contributed by officer                     1,200        1,600
  Changes in operating assets and liabilities:
    Royalties receivable                                1,160         (488)
    Accounts payable and accrued expenses              (3,630)       3,671
                                                    ---------    ---------
Net Cash (Used In) Operating Activities               (27,865)     (25,837)

CASH FLOWS FROM INVESTING ACTIVITIES
  Costs of oil and gas interest                       (32,500)      (7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from officers                                  54,500       30,000
                                                    ---------    ---------

NET DECREASE IN CASH                                   (5,865)      (3,337)

CASH, BEGINNING OF PERIOD                               8,622        7,060
                                                    ---------    ---------

CASH, END OF PERIOD                                 $   2,757    $   3,723
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                     $   1,566    $   1,101
   Interest expense                                     4,986        2,493

Non-Cash Transactions
   Contributed services and office space                1,200        1,600
   Stock issued for oil and gas costs                 110,586           -





See accompanying selected information.
                                     7

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 2003


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of
Part 1. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $300 and $500 per quarter for the first two quarters of 2003 and 2002, respectively. The value of office space utilization has been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as Additional Paid in Capital.



NOTE 4:   U.S. DRILLING ACTIVITY

During July 2002, the Company purchased a one-eighth (1/8) working interest in developmental wells on the Parsley Lease in Kentucky in exchange for the
issuance of restricted stock.   The total drilling program called for the
drilling of fifty wells on this property with an estimated cost of $80,000-$90,000 ($10,000-$11,250 for the Company's interest) per well. The
Company has a well-by-well approval basis for its participation and thus may decline to participate in any well. The agreement with the operator is that all of the Company's costs will be paid via the issuance of restricted common stock valued at $1 per share. The Company's President has acquired an equal one-eighth participation interest in this field.

During January 2003, the Company issued 116,738 restricted shares for its portion of the drilling costs of eight wells which were drilled during February and March. An additional 104,433 shares were issued during May 2003 for wells drilled during May and June. The Company expects to issue an additional restricted shares during the last half of 2003 for the costs of wells yet to be drilled.

Two oil wells have been completed, although no oil had been sold as of June
30. Geological analysis has indicated that completed gas wells have identified producible zones with significant potential. However, meaningful gas production tests have not been completed and there is no existing gas gathering system in the field. These barriers have precluded marketable gas production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on assumed pressures, porosities, and zone sizes. No definitive tests of pressures and gas flow has been undertaken.


NOTE 5:   AUSTRALIAN CONCESSIONS

During March 2003, the Company was notified of the completion of negotiations regarding Native Title on three of its onshore concessions in South Australia; CO-2000A, CO-2000B, CO-2000E. The negotiated settlement called for the payment by the Company and its partners of $A105,000, ($US65,000) to the Aborigine's for damages and rights to explore on the concessions. The Company's half of this requirement was paid by its President in April 2003 and was recorded as a note payable to him. (See discussion at Related Party Transactions.) Now that the Native Title issues have been resolved, these concessions have been converted to Petroleum Exploration Licenses and annual exploration requirements set out in the applications (as discussed in the Company's annual report on Form 10-KSB) began to run in April 2003.


NOTE 6:   NOTE PAYABLE TO BANK

The Company has renewed its note payable to the First National Bank of Cisco for an additional 90 days. This note, bearing interest at 4%, matures on September 30, 2003.




NOTE 7:   RELATED PARTY TRANSACTIONS

As mentioned in Note 5, the Company's President paid the Company's half ($32,500) of the settlement with the Aborigines. This payment was reduced to a note payable bearing interest at 4.5% and maturing in April 2004. In addition, the Company's Secretary, loaned the Company $22,000 during June 2003. This loan bears interest at 4.5% and is due in June 2004.


NOTE 8:   STOCK OPTIONS

On June 30, 2003, the Board of Directors granted themselves an option, good for 90 days, to purchase 50,000 shares each (a total of 250,000 shares) of restricted stock from the Company at the bid price of the stock on June 30, 2003 ($0.15 per share). This option is intended to compensate the directors for their years of service while bringing some much needed funds to the Company. The directors have received no compensation for their services since the inception of the Company. As of August 4, 2003, three directors have exercised their options.


NOTE 9:   EARNINGS PER SHARE

Because of the options granted to the directors, the Company has potentially dilutive securities outstanding at June 30, 2003. The Statement of Operations indicates that the Diluted and Basic earnings per share are the same because it has been determined that the recognizing the options as outstanding would be anti-dilutive.











Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

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

Kentucky:

In April, Robert Kamon, Secretary of the Company, went to Kentucky for a meeting with Robert Thorpe and pipeline and gas plant contractors. We are looking into the best process for processing the gas and removing the liquids. The probable cost of the trunk lines for the gathering system and processing plant is expected to approximate $5,000,000 for a 5,000,000 cubic foot per day gas plant and the trunk lines. The oil and gas field is developing over an area 6 miles long and 3 miles wide.

ACOR is paying for its portion of the drilling costs with restricted common stock (based on a value of $1.00 per share) and Ely Sakhai, the Company's President, is paying cash for an equal portion of the drilling. Together, we own 1/4 interest in this developing Park City Gas Field (bordering the east side of the Mammouth Cave Reserve) and the new oil wells on the Jeff and Johnny Janes Leases (described below).

ACOR has an exciting immediate future with up to 24 new wells slated for drilling on these properties over the next 12 months that includes plans to participate in a new gathering system and gas plant for the Park City Gas Field.

As of June 30, 2003, the Company held an interest in 30 wells in the Park City Gas Field. Subsequent to the end of the current quarter another well was drilled and was reported to be the second strongest well in the field. Financing negotiations are in progress for the gathering system and gas plant. At the time of this report these negotiations are to be finalized by the end of the third quarter (September 30, 2003). No assurance is being made that the financing will occur during this time frame. However, the operator will seek alternate sources in the event this financing does not materialize. A gathering system and gas plant are necessary for the Company to receive revenue from the Park City Gas Field. Revenues from the field will pay for the financing incurred, estimated to be $5,000,000.

Outside of the Park City Gas Field area, three new oil wells have been completed on the Jeff and Johnny Janes Leases. ACOR holds the same interest in these wells as in the Park City Gas Field. The two areas have the same operator. Three different oil bearing zones have been encountered in these wells. In the Knox Formation (1,400-1,500') initial flow rates have been reported to be as high as 22 barrels per hour. The wells are in a saltwater-drive formation so an injection well was acquired 3,000' away to dispose of the saltwater. During the third quarter, an additional well is planned on the Janes Leases and as well as construction of production facilities (including tying into the injection well). Additional acreage is being leased adjacent to the Janes Leases to allow for further development of this new oil field.

Australia - Cooper-Eromanga Basin:

In the Cooper-Eromanga Basin, Australia's main onshore producing basin, the Company holds overriding royalties under nine (9) oil and gas concessions covering 10,543,000 surface acres. In addition to the overriding royalties, the Company also holds 100% Net Working Interest on 7,565,674 acres in the Cooper-Eromanga Basin. The Cooper-Eromanga Basin covers part of both South Australia and Queensland.

The Cooper-Eromanga Basin produces most of Australia's onshore production with a 34" gas line to Sydney, a 26" gas line to Adelaide, and a 16" gas line to the East Coast of Australia connecting with Brisbane. Two oil lines, one 12" line to the East Coast and one 12" line to the South Coast carry liquids to the refineries. A gas line through the heart of our properties carries gas to the Mount Isa Mines and smelter.

During the quarter ended June 30, 2003, the Company cleared Native Title on Areas CO2000-A, B and E in South Australia. These are located northwest of the Tarawarra Oil and Gas Field. Petroleum Exploration Licenses 108, 109 and 112 were issued for these areas. PEL 108 covers 506,811 acres, PEL 109 covers 373,633 acres, and PEL 112 covers 818,909 acres. PEL 108 has an undrilled seismograph high covering 120,000 acres and 500 feet of closure.

The Tarawarra Field had original estimated reserves of 70,000,000 barrels of oil and condensate and between 300 and 400 BCF of gas and covers 12,000 acres with maximum closure of 540 feet and is located southeast of PEL 108.

ACOR has a 50% working interest in PEL 108, 109 and 112 and has an option to acquire the other one-half for 400,000 shares of the company's common stock.

Australia - Bass Straits:

Regarding Australia's offshore production, the Company holds overriding royalties in the Bass Straits of offshore Victoria, covering 399,200 acres that adjoin and are surrounded by some of the best oil production in the world. For example, the Kingfish Field has produced 1.1 billion barrels of oil from 41 wells and starts 1.5 miles from our override on Permit 45. Fieldwork on a 3-D seismic survey was completed in October 2002 at an estimated cost of $20,000,000. Interpretation of the data is in progress with drilling scheduled for October 2003 on the Archer Structure with 1,282 feet of net pay section in four oil sands and seven gas sands between 10,000 feet and 12,500 feet. BHP Billiton, ninth largest oil company in the world, is the operator of Permit 45 and 50% owner of the Kingfish Field, with Exxon owning the other half. The drilling announcement has appeared in "Who's Drilling" as the Galaxis #1. An independent reserve estimate gives Permit 45 a possible 350 million barrels of oil and 4 trillion cubic feet of gas.

The Company understands that BHP Billition has requested that the shipping lane be moved so they can lay their pipeline to the Kingfish Field on the ocean floor without burying it.

Our other overriding royalty in the Bass Straits is Permit 53. It starts 1.8 miles west of the Halibut Oil Field and adjoins the Fortescue Field. The average well in the Halibut Field has produced 60,000,000 barrels of oil, which is the largest average per well production of any field in the world we know of.

Of particular importance is to understand the location of Permit 53 relative to the surrounding production. Six major producing oil and/or gas fields surround Permit 53, placing it in the center of giant fields. Permit 53 contains four major structures with combined estimated reserves of 167,000,000 barrels of oil as reported in Report 67 of the Victorian Initiative for Minerals and Petroleum Report. The working interest holder and operator of Permit 53 is Australia Crude Oil Company, Inc., a member of the Texas Crude group of companies. They have extensive onshore and offshore experience and built the 3rd offshore drilling rig in the United States.

ACOR holds a 0.05% ORRI under both these excellent areas - Permit 45 and 53.

A very important thing to note is that, as an overriding royalty holder, none
of the exploration and development costs are borne by our Company.   All of
these costs are borne by the working interest holders.

Liquidity and Capital Resources:

The principal assets of ACOR are oil and gas properties, consisting of 7,565,674 net 100% working interest acres and overriding royalties under 10,814,200 acres reported at $807,901 on June 30, 2003, $664,815 on December
31, 2002 and $387,748 on June 30, 2002. The Company's Total Current Assets as of June 30, 2003 was $255,160 with Total Current Liabilities of $305,757, giving a liquidity ratio of 0.83 to 1.0. The Company's cash position was $252,757 on June 30, 2003 compared to $255,887 and $253,723 on March 31, 2003 and June 30, 2002 respectively. The Company continues to have no long-term debt. Stockholders' Equity improved comparing June 30, 2003 ($726,943) to March 31, 2003, June 30, 2002 being $697,480 and $310,753, respectively.
Total assets were $1,032,700 on June 30, 2003 compared to $952,368 on March 31, 2003 and were $616,024 on June 30, 2002. The increase in the Company's Stockholders' Equity is related to the Kentucky acquisition and drilling.

Management believes that its current cash balance, supplemented by loans from officers, is sufficient to fund immediate needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm out interests in oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

Results of Operations:

Oil and gas revenues decreased when comparing the three months ended June 30, 2003 ($1,534) to the three months ended March 31, 2003 ($2,030) and to the three months ended June 30, 2002 ($1,886). These fluctuations in revenues are primarily due to adjustments made during the second quarter for sales expenses in 1999 and 2000. Total Operating Expenses were $21,471 for the three months ended June 30, 2003 compared to $3,967 for the quarter ended March 31, 2003 and $24,727 for the quarter ended June 30, 2002. The increase in operating expenses for the current quarter over the quarter ended March 31, 2003 is mostly attributable to the incurrence of professional fees for the auditing and oilfield analysis and increased promotion and advertising. The current quarter compared to the same period last year reports a decrease of $2,442 in operating expenses. Personnel costs decreased $6,110, professional fees increased $7,058, promotion and advertising decreased $533, and other operating expenses decreased $3,671 in comparing the second quarter of 2003 to the second quarter of 2002. The Company had a net loss of $23,354 for the three months period ended June 30, 2003 compared to $26,344 for the same period ended June 30, 2002.

In comparing the six months figures for June 30, 2003 to June 30, 2002, oil and gas revenues decreased slightly from $3,671 in 2002 to $3,564 in 2003. Total Operating Expenses were $32,574 for the six months ended June 30, 2002 compared to $25,437 for the six months ended June 30, 2003. The Company had a net loss of $35,509 and $28,540 respectively in comparing the six months ended June 30, 2002 to June 30, 2003.

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


PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   Exhibit 99.1   --     Certification of the President and Chief Executive
                         Officer and the Secretary and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



   Reports on Form 8-K      None



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Australian-Canadian Oil Royalties LTD.


Date:   August 14, 2003                /s/  ROBERT KAMON
                                       By: Robert Kamon, Secretary and
                                           Principal Financial Officer












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

Date:  August 14, 2003


/s/ Robert Kamon
Robert Kamon
Secretary and Chief Financial Officer

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

Date:  August 14, 2003


/s/ Ely Sakhai
Ely Sakhai, President and
Chief Executive Officer

