Form 10QSB
period 2003-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2003-11-13
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For Quarterly Period Ended SEPTEMBER 30, 2003

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                      Commission File No. 000-29832


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

                                (254) 442-2638
              -------------------------------------------------
              Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 7,286,660 shares of common stock, no par value, outstanding as of October 31, 2003


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No

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

   Item 3:  Controls and Procedures  .  .  .  .  .  .  .  .  .  .  .  .   15


Part II:  Other information

   Item 6:  Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  .   16


Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16

Certifications  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements




   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties LTD. as of September 30, 2003, and the related statements of operations for three and six months, and stockholders' equity and cash flows for nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


/s/  ROBERT EARLY & COMPANY
-----------------------------------------
Robert Early & Company, P.C.
Abilene, Texas

October 30, 2003

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                               BALANCE SHEETS

                                                    September 30, December 31,
                                                         2003         2002
                                                     -----------   ----------
                                                     (Unaudited)
                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $   10,214   $    8,622
   Cash equivalents, restricted                          250,000      250,000
   Royalties receivable                                      904        3,243
   Prepaid expenses and other                                320          320
                                                      ----------   ----------
      Total Current Assets                               261,438      262,185
                                                      ----------   ----------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                914,846      664,815
   Accumulated depletion                                 (31,099)     (28,470)
                                                      ----------   ----------
      Total Property and Equipment                       883,747      636,345
                                                      ----------   ----------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                 54           54
                                                      ----------   ----------

TOTAL ASSETS                                          $1,145,239   $  898,584
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                            $   24,232   $    4,887
   Accrued interest payable                                1,004           -
   Note payable to bank                                  250,000      250,000
   Loans from officers                                    54,500           -
                                                      ----------   ----------
      Total Current Liabilities                          329,736      254,887
                                                      ----------   ----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 7,286,660 and 6,391,742 shares
      issued and outstanding, respectively)            1,220,247      986,711
   Additional paid in capital                             29,100       27,300
   Accumulated deficit                                  (433,550)    (370,020)
   Other comprehensive income:
      Foreign currency translation adjustment               (294)        (294)
                                                      ----------   ----------
         Total Stockholders' Equity                      815,503      643,697
                                                      ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,145,239   $  898,584
                                                      ==========   ==========



See accompanying selected information.
                                    4

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                    CONDENSED STATEMENTS OF OPERATIONS
       For Three and Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)


                                           Three Months         Nine Months
                                          2003      2002      2003      2002
                                        --------  --------  --------  --------
OIL AND GAS REVENUES                    $    662  $  1,847  $  4,226  $  5,518

COST OF SALES
   Depletion                                 684     1,454     2,628     4,015
                                        --------  --------  --------  --------
   GROSS PROFIT                              (22)      393     1,598     1,503
                                        --------  --------  --------  --------
OPERATING EXPENSES
   Personnel costs                        20,025     6,884    23,710    19,766
   Professional fees                       3,245     2,019     9,536     9,345
   Promotion and advertising               3,863     3,295     9,488     9,452
   Other                                   5,239     7,478    15,074    13,688
                                        --------  --------  --------  --------
      Total Operating Expenses            32,372    19,676    57,808    52,251
                                        --------  --------  --------  --------
OPERATING LOSS                           (32,394)  (19,283)  (56,210)  (50,748)

OTHER INCOME/(EXPENSE)
   Interest and dividends                    748     2,493     2,431     3,767
   Interest expense                       (3,147)   (3,562)   (8,483)   (9,008)
                                        --------  --------  --------  --------

NET LOSS BEFORE INCOME TAXES             (34,793)  (20,352)  (62,262)  (55,989)

   Australian income taxes                   198       554     1,268     1,655
                                        --------  --------  --------  --------

NET LOSS                                $(34,991) $(20,906) $(63,530) $(57,644)
                                        ========  ========  ========  ========

LOSS PER COMMON SHARE:
   Basic and Diluted                    $  (0.01) $   0.00  $  (0.01) $  (0.01)
                                        ========  ========  ========  ========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
   Basic and Diluted                   6,826,777 5,436,921 6,630,837 5,280,836
                                       ========= ========= ========= =========


See accompanying selected information.
                                     5

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                    STATEMENT OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended September 30, 2003
                                (Unaudited)
                                                                          Accumulated
                                                  Additional Accumulated    Other
                                   Common Stock     Paid In   Earnings/  Comprehensive
                                 Shares    Amount   Capital   (Deficit)      Income       Total
                               --------- ---------- --------  ---------    ---------    ---------
BALANCES, 12/31/02             6,391,742 $  986,711 $ 27,300  $(370,020)   $    (294)   $ 643,697

Stock issued for Oil &
  Gas Working Interests          501,001    180,546       -          -            -       180,546
Stock issued for oil and gas
  royalties                      180,000     22,500       -          -            -        22,500
Stock issued for exercise of
  options                        150,000     22,500       -          -            -        22,500

Stock issued for services         63,917      7,990       -          -            -         7,990

Time and office expenses
    contributed by Officer            -          -     1,800         -            -         1,800


Net loss                              -          -        -     (63,530)          -       (63,530)
                               --------- ---------- --------  ---------    ---------    ---------

Balance, September 30, 2003    7,286,660 $1,220,247 $ 29,100  $(433,550)   $    (294)   $ 815,503
                               ========= ========== ========  =========    =========    =========








See accompanying selected information.
                                    6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                         STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)

                                                          2003         2002
                                                       ---------    ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                           $ (63,530)   $ (57,644)
  Adjustments to reconcile net (loss) to cash
     used in operating activities:
     Depletion and amortization                            2,628        4,147
     Allowance for excess oil and gas costs                  850        6,356
     Expenses contributed by officer                       1,800        2,400
     Stock issued for services                             7,990           -
  Changes in operating assets and liabilities:
     Royalties receivable                                  2,339         (788)
     Accounts payable and accrued expenses                20,350       13,885
                                                       ---------    ---------
  Net Cash Used In Operating Activities                  (27,573)     (31,644)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interests                      (47,835)      (8,250)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                   22,500           -
  Loans from officers                                     54,500       40,000
                                                       ---------    ---------
  Total Cash Provided by Financing Activities             77,000       40,000
                                                       ---------    ---------

NET DECREASE IN CASH                                       1,592          106

CASH, BEGINNING OF PERIOD                                  8,622        7,060
                                                       ---------    ---------

CASH, END OF PERIOD                                    $  10,214    $   7,166
                                                       =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                        $   2,274    $   1,595
   Interest expense                                        7,479        7,512

Non-Cash Transactions
   Contributed services and office space                   1,800        2,400
   Stock issued for oil and gas working interests        180,546      298 786
   Stock issued for oil and gas royalty interests         22,500           -
   Stock issued for services                               7,990           -



See accompanying selected information.
                                    7

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
              SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                               (Unaudited)
                            September 30, 2003



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

During January 2003, the Company issued 116,728 restricted shares for its portion of the drilling costs of eight wells which were drilled during February and March. An additional 104,433 shares were issued during May 2003 for wells drilled during May and June. The Company has issued an additional 279,840 restricted shares during September 2003 that were to pay for drilling during the third quarter and completion and other costs to be incurred through the end of 2003. Through September 2003, 34 wells have been drilled and shown capable of producing hydrocarbons.

Some of these wells have been completed as oil wells, although no oil had
been sold as of September 30.   Oil is being sold and revenues are
expected to begin during October 2003. Geological analysis has indicated that completed gas wells have identified producible zones with significant potential. Gas production tests are being performed to estimate sustainable production levels. This will provide the information needed to be able to plan and implement a gas gathering system in the field. There has been no marketable gas production because the gathering system has not been in place. As a result, estimating the timing and quantities of producible gas is still a function of estimating the timing of installation of the gathering system and processing plant required to make the gas marketable.


NOTE 5:   AUSTRALIAN CONCESSIONS

During March 2003, the Company was notified of the completion of negotiations regarding Native Title on three of its onshore concessions in South Australia; CO-2000A, CO-2000B, CO-2000E. The negotiated settlement called for the payment by the Company and its partners of $A105,000, ($US65,000) to the Aborigine's for damages and rights to explore on the concessions. The Company's half of this requirement was paid by its President in April 2003 and was recorded as a note payable to him. (See discussion at Related Party Transactions.) Now that the Native Title issues have been resolved, these concessions have been converted to Petroleum Exploration Licenses and annual exploration requirements set out in the applications (as discussed in the Company's annual report on Form 10-KSB) began to run in April 2003. The Company incurred $15,335 for its share of legal costs related to the Native Title negotiations.

In September 2003, the Company acquired a .003% interest in PEL 88 for 180,000 shares of restricted common stock from Australian Grazing and Pastoral Pty. Ltd., an Australian entity owned by the Company's
Secretary. The operator of this property is scheduled to start drilling during the fourth quarter of 2003.

NOTE 6:   NOTE PAYABLE TO BANK

The Company has renewed its note payable to the First National Bank of Cisco for an additional 90 days. This note, bearing interest at 4%, matures on December 30, 2003. This note is secured by Certificates of Deposit with the bank in the same amount.


NOTE 7:   RELATED PARTY TRANSACTIONS

As mentioned in Note 5, the Company's President paid the Company's half ($32,500) of the settlement with the Aborigines. This payment was reduced to a note payable bearing interest at 4.5% and maturing in April 2004. In addition, the Company's Secretary, loaned the Company $22,000 during June 2003. This loan bears interest at 4.5% and is due in June 2004.

Also, as mentioned in Note 5, the Company has acquired an interest in PEL 88 from an entity owned by its Secretary.


NOTE 8:   STOCK OPTIONS

On June 30, 2003, the Board of Directors granted themselves an option, good for 90 days, to purchase 50,000 shares each (a total of 250,000 shares) of restricted stock from the Company at the bid price of the stock on June 30, 2003 ($0.15 per share). This option was intended to compensate the directors for their years of service while bringing some much needed funds to the Company. The directors have received no compensation for their services since the inception of the Company.
During August 2003, three directors exercised their options for 150,000 shares and total cash of $22,500.


NOTE 9:   STOCK TRANSACTIONS

In addition to stock transactions described in Notes 4, 5, and 8, the Company has issued 63,917 to an individual for his services to the Company during the past year.

Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

The Company has continued to be active in oil and gas as well as royalty opportunities both domestically and internationally. As necessary, the Company's President has been active in determining the Company's financial requirements due to his substantial financial position. The Company participated in the drilling of 17 wells in Kentucky during the quarter, all of which were successful.

Shareholder exposure is extensive as ACOR is holding interests in areas of the World where gigantic oil and gas fields are being explored and produced.

Australia is extremely active. ACOR holds large acreage positions in the Cooper/Eromanga Basin onshore and overriding royalties offshore.

Australia -- Offshore Victoria

Timely important news VIC/P45 The Operator, BHP Billiton, is currently moving a giant rig, capable of drilling 20,000-foot deep, to Permit 45 to drill the Megamouth #1 well, which is located 8 kilometers east of the Kingfish Field and around 10 kilometers to the south of the Halibut Field. BHP completed the 3-D seismic over the entire VIC/P45 area at an estimated cost of $US20,000,000.

The Company has a 0.05% Overriding Royalty under Permit 45 and this is the first well to be drilled on a giant exploration program which will be the largest since 1980, according to BHP Billiton.

This Prospect is close to some of the best oil production in Australia. The Kingfish Field has produced 1.1 billion barrels of oil from 41 wells and starts 1.5 miles from our override on Permit 45. BHP Billiton is the operator of Permit 45 and owns 50% of the Kingfish Field. Exxon owns the remaining 50% of the Kingfish Field. An independent reserve estimate indicates possible reserves of 350 million barrels of oil and 4 trillion cubic feet of gas for Permit 45.

This is the first drilling activity on an offshore concession in which ACOR holds an interest.

Permit 53, north of Permit 45 and the Kingfish Field, is also in a strategic location surrounded by major producing oil and/or gas fields, placing it in the center of giant fields. Permit 53 contains four major structures with estimated reserves of 167,000,000 barrels of oil, as reported in Report 67 of the Victorian Initiative for Minerals and Petroleum Report. The working interest holder and operator of Permit 53 is Australia Crude Oil Company, Inc., which is a member of the Texas Crude Group of Companies. This group has extensive onshore and offshore experience. ACOR holds a 0.05% Overriding Royalty Interest in Permit 53. Seismic review of this area is in progress.

Note that the Company, as an overriding royalty interest holder, incurs no expense for exploration and development of Permits 45 and 53.

Australia -- Cooper/Eromanga Basin

On October 30, 2003, the Board of Directors of ACOR agreed to purchase a 2% Carried Working Interest on the first well to be drilled on PEL 100, located in the Cooper Basin. This means that the Company does not pay for its share of the costs of this well, but that the Company would incur charges of its 2% share of the costs of all additional wells drilled. Cooper Energy, NL should begin the drilling of this first well on PEL 100 in March 2004. Drilling was originally scheduled to begin no later than 2005.

Cooper Energy, NL drilled an 8,000-foot well on Permit 88, the Eucalyptus #1. This was into a well-defined anticlinal trap in the northern portion of the Patchawarra Trough of the Cooper Basin. The well was dry, but had a show at 6,000-feet. The well appeared to be slightly off structure and Cooper Energy intends more drilling on Permit 88. ACOR holds a 3/10th of 1% Overriding Royalty Interest under Permit 88. Cooper Energy states on it's web site that the well indicated an estimated potential of 2.8 to 9.2 million barrels of oil. This is one of 20 structures that have been located on Permit 88. Cooper Energy intends to continue to develop Permit 88 using additional seismic to try to improve forecasts of approximate drilling structures. On the adjoining PEL to the south, Cooper Energy has struck a well that tested at 9 million cubic feet of gas per day on drill stem test and they are completing the well.

PEL 108, PEL 109, and PEL 112 are concessions in which the Company owns 50% Working Interests. The Company will attempt to drill these concessions or make farm-outs. ACOR has an option to acquire the remaining 50% Working Interests for 400,000 shares of the Company's common stock.

Cooper Energy has recently discovered 3 new fields on a Permit which adjoins the Company's PEL 112. The first well had an initial potential 2,100 barrels per day, the second had an initial potential of 500 barrels per day, and the third had an initial potential of 3,000 barrels per day. This upgrades the prospectivity of the 818,000 ACOR-Sakhai area PEL 112.

The Cooper/Eromanga Basin is the largest Australian onshore producing basin. The Company holds concessions covering 12,026,800 surface acres. In addition, the Company also holds 100% Net Working Interests on
7,565,674 acres in the Cooper/Eromanga Basin. The Cooper Basin includes portions of both South Australia and Queensland.

Kentucky

Subsequent to the end of the quarter, the Company hired an independent testing service, Production Meter & Testing, to do preliminary testing on the several wells in Edmonson County, Kentucky. The results of the testing showed that the wells have hydrocarbons sufficient to support commercial production. The next phase of the Kentucky project is financing the gas plant, pipeline and gathering system (Discussed below). This oil and gas field is developing over an area 6 miles long and 3 miles wide.

The Operator stated the Denison #1 well flowed oil, which filled a 210-barrel test tank in 24 hours. The well could not be tested for gas due to the fluid volume of the oil.

Mr. Robert Thorpe of Resource & Energy Technologies Company, the operator of the Kentucky wells in the Park City Gas Field and Gladys North Oil Field, stated he intended to complete all drilling by the end of December 2003.

The following wells were reported by Mr. Thorpe as being in various stages of either completed, to be logged, drilled or will be drilled:

                  Edmonson County -- Park City Gas Field

     Tarter #1                McCombs #2               Honeycutt #2
     McCombs #1               Hatler #2                Davis Harvey #1
     Tarter #3                Tarter #4                Kersey #2
     Kersey #4                Sanders #1               Sanders #2
     Prather #1               Prather #2               Parson #1
     Houchins #1              Houchins #2              Dennison #1
     Dennison #2              Dennison #3              Dennison #4
     Dennison #5              Tim Davis #1             Sebaugh #1
     Johnson #1               Reynolds #1              Bewley #1

                  Adair County -- Gladys North Oil Field

     Jeff Janes #1            Jeff Janes #2            Jeff Janes #3
     Jeff Janes #4            Jeff Janes #5            Jonnie Janes #1
     Jonnie Janes #2          Jonnie Janes #3          Jonnie Janes #4
     Jonnie Janes #5          Eugene Janes #1          Eugene Janes #2


The McCombs #1 could not be tested due to a 600-foot column of oil, which is now being swabbed. The McCombs #2 could not be tested as the well was on a vacuum, but the testing service felt oil was causing the problem, not water. Both the McCombs #1 and the Dennison #1 gave up clean oil and no water. The Dennison #1 is 15,320-feet from the McCombs #1. Oil is being trucked to the refinery and revenues from the oil will begin soon.

Drilling costs for ACOR are paid with restricted stock based on a value of $1.00 per share. Ely Sakhai, President of ACOR, is paying cash for his equal portion of the drilling costs. ACOR has a 1/8th interest and Mr. Sakhai has a 1/8th interest in all wells drilled to develop the Park City Gas Field.

Currently negotiations are being held to finalize a membrane type gas plant and gathering system to process and sell the gas commercially. As plant and gathering system are essential to the economic viability of the project, no assurance can be given that the plant and gathering system can be financed on terms acceptable to the Company. The turnkey price for the plant and gathering system is estimated at $US5,000,000. This is the most modern technology available and will process 5,000,000 cubic feet per day.

The gas must be processed prior to sale due to the high nitrogen content, which must be reduced from 16% to 4% for the pipeline to accept the gas. Also, other liquids must be stripped from the gas prior to acceptance by the pipeline.

The Company has an agreement with the Operator to decline participation on a well-by-well basis. This contractual agreement is intended to protect the interest of ACOR and its shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The principal assets of ACOR are oil and gas properties, consisting of 7,565,674 net 100% working interest acres and overriding royalties under 12,026,800 surface acres.

On September 30, 2003, the Company reported assets of $1,145,239 compared to $898,584 and $1,032,700 for December 31, 2002 and June 30, 2003,
respectively. The increase of $112,539 since the first of the year is attributable to the acquisition of the one-eighth interest in the Park City Oil & Gas Field in Kentucky. The Company's Total Current Assets as of September 30, 2003 were $261,438 compared to the June 30, 2003 total of $255,160 and a total of $262,185 on December 31, 2002, reflecting nominal change. Total Current Liabilities of $329,736, $305,757 and $254,887 on September 30, 2003, June 30, 2003, and December 31, 2002, reflects a liquidity ratio of current assets to current liabilities of 0.79 to 1.0 and is approximately the same for both December 31, 2002 and June 30, 2003.

The Company's total cash position was $260,214 on September 30, 2003 compared to $252,757 on June 30, 2003, $258,622 on December 31, 2002 and
$257,166 on September 30, 2002.  The Company continues to have no long-
term debt.   Stockholders' Equity increased when comparing September 30,
2003 ($815,503) to the previous quarter, June 30, 2003 ($726,943) and to
September 30, 2002 ($589,432). The increase in Stockholders' Equity is directly related to the acquisition of the Park City Oil & Gas Field in Kentucky previously discussed in this report. The increase in Stockholders' Equity from September 30, 2003 until June 30, 2003 was also related to the acquisition of interests in new wells on the Kentucky property.

Management believes that its current cash balance, supplemented by loans from officers, is sufficient to fund immediate needs. However, long-term plans are expected to require significant additional capital and there is no assurance that the Company will be able to obtain such funds or to obtain the required capital on terms favorable to the Company.

The Company plans to farm-out interests in oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.


RESULTS OF OPERATIONS

Oil and gas revenues decreased when comparing the three months ended September 30, 2003 ($662) to the three months ended June 30, 2003 ($1,534). Oil and gas revenues declined for the three months ended September 30, 2003 when comparing to the three months ended September 30, 2002, being $662 and $1,847, respectively. These fluctuations in revenues are primarily due to a decline in production and an adjustment for overpayment on our overriding royalty interest in ATP 267P. Total Operating Expenses were $32,372 for the three months ended September 30, 2003 compared to $21,471 for the quarter ended June 30, 2003 and $19,676 for the three-month period ended September 30, 2002. The increase in operating expenses for the current quarter over the quarter ended June 30, 2003 is due to an increase in personnel costs. The current quarter compared to the same period last year reports an increase of $13,141 in operating expenses. The Company had a net loss of $34,991 for the three months period ended September 30, 2003 compared to a net loss of $20,906 for the same period ended September 30, 2002.

In comparing the nine months figures for September 30, 2003 to September 30, 2002, oil and gas revenues decreased from $5,518 in 2002 to $4,226 in 2003. Total Operating Expenses were $57,808 for the nine months ended September 30, 2003 compared to $52,251 for the nine months ended September 30, 2002. The $5,557 increase in operating expenses is due to an increase in personnel costs in 2003. The Company had a net loss of $63,530 and $57,644, respectively, in comparing the nine months ended September 30, 2003 to the same period ended September 30, 2002. The increase in the Company's net loss is directly related to an increase in personnel costs and other administrative expenses.


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


                                     Australian-Canadian Oil Royalties LTD.


Date:   November 12, 2003            /s/ ROBERT KAMON
                                     ----------------------------------------
                                     By: Robert Kamon, Secretary and
                                     Principal Financial Officer

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

Date:  November 12, 2003

/s/ ROBERT KAMON
Robert Kamon, Secretary
and Chief Financial Officer

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

Date:  November 12, 2003

/s/  ELY SAKHAI
Ely Sakhai, President and
Chief Executive Officer