Form 10KSB
period 2003-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2004-04-14
CIK 1061288

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB

              Annual Report Under Section 13 of 15(d) of the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2003

                     Commission file Number: 0-24259


                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  --------------------------------------

   British Columbia, Canada                                 75-2712845
-------------------------------                         -------------------
(State or other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                          Identification No.)

                               PO Box 1629
                     1301 Ave. M,  Cisco, Texas 76437
                     --------------------------------
                 (Address of Principal Executive Offices)

                              (254) 442-2638
             ------------------------------------------------
             (Issuer's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:
          Common Stock, no par value

The registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  $7,626

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of December 31, 2003 the Company's stock price was $0.17 bid and $1.00 ask per share.

     Common stock 1,885,417 shares, $1,885,417 Market Value

On March 31, 2004, the Issuer had 7,966,239 shares of Common Stock outstanding with no par value. The Company's OTC Bulletin Board Symbol is AUCAF.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1301 Avenue M., Cisco, Texas 76437.

The business of ACOR during 2003 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested. After December 31, 2003, ACOR has filed two applications covering 641,124 acres in Australia with other industry partners for areas V03-3 and V03-4.

The Company was organized to engage in the oil/gas business and to purchase, hold and sell producing and non-producing oil and gas royalty interests in Australia, Canada and the United States. Since its organization, ACOR has acquired overriding royalty interests (ORRIs) under eleven (11) concessions covering 11,290,800 gross surface acres in Australia. Production has been discovered on five of the properties where ACOR holds ORRIs. The Company is currently receiving revenues from two of the ORRIs, Authorities to Prospect 299 and 267. Total gross revenues received from ATP 299 and ATP 267 for the 2003 were $5,355.

Drilling is expected to start on approximately April 15, 2004 on PEL 100 in which ACOR has a 2% Working Interest carried through the first well. Cooper Energy NL, the operator on PEL 100, released the following information concerning the drilling program on PEL 100 on March 25, 2004. (This is only a portion of their entire letter.)

   "Cooper Energy NL (Cooper Energy) as the Operator of PEL 100 is pleased to announce that the contract for the drilling of the Acacia Grove-1 exploration well has been executed with OD&E drilling services.

   The Acacia Grove-1 exploration well is expected to spud on approximately 15 April 2004. The actual spud date is dependent on wells earlier in the drilling sequence.

   Acacia Grove-1 is expected to cost approximately $A1.5 million. Cooper Energy is obligated to pay for 100% of the well cost to earn 43.33% of PEL 100. To offset the well cost and manage the risk, Cooper Energy has entered into a farm-in agreement with Enterprise Energy NL who will earn 15% of PEL 100, contingent on Enterprise Energy NL successfully raising capital.

   The Acacia Grove structure is a four way dip closure with an estimated most likely oil-in-place of 1.0 million barrels in the basal Jurassic Poolawanna Formation and 1.6 million barrels in the Triassic Tinchoo Formation a total of 2.6 million barrels in place. Acacia Grove-1 is being drilled up-dip of Walkillie-1, a well drilled in 1984 that had minor shows at numerous levels. Acacia Grove-1 is close to the Keleary Field and the Telopea Field, that have produced 1.5 million barrels from the Poolawanna Formation and 0.6 million barrels from the Tinchoo formation respectively.

   Recent seismic processing and interpretation demonstrates that Walkillie-1 was drilled off the crest of the Acacia Grove structure, which is the target for Acacia Grove-1.

   Acacia Grove-1 is the first well of Cooper Energy's 2004 national drilling program."

This 146,659-acre oil and gas concession adjoins the Keleary Oil Field. A special pipeline was built to handle the Keleary #2 well. This pipeline runs 84 miles to the Moomba plant and passes through PEL 100. It should provide pipeline and market access for oil and condensate.

On PEL 88, Cooper Energy plans seismic and future drilling depending on the results of seismic analysis. The area contains a large anticline near the middle of the block with a fault on the west side similar to one on the Inland Refineries Oil Field ENE in Queensland where the well came in with an initial potential of 1,000 to 4,000 barrels of oil per day. ACOR has a 3/10ths of 1% overriding royalty Interest in this concession.

The Company has applied with Holloman Corporation, Ely Sakhai
(individually) and Robert Thorpe (individually) as partners (25% each) for two Australian concessions in the Bass Straits as of March 25, 2004, V03-3 and V03-4.

Both the V03-3 and V03-4 concessions are located in a world-class petroleum province with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas. Both areas are adjacent to giant producing fields and proximal to existing infrastructure and an expanding gas market. Proven petroleum exists with a variety of untested play types, which include potential in deeper stratigraphic levels. These bids were timely filed on March 25, 2004 from Offshore Release 2003.

V03-3 is 301,469 acres (1,220 square kilometers). The Angler-1, drilled by Petrofina in 1989, showing two zones with oil shows and a gas bearing reservoir. The well was not commercial at that time. Calculations suggest that the Angler discovery could yield in excess of 350 billion cubic feet of gas and approximately 3 million barrels of condensate.

V03-4 is 339,769 acres (1,375 square kilometers). One well was drilled off-structure, however, the northeast corner has significant fault structures that have not been drilled. The Australian Government has identified four (4) significant structures on this lease.

No assurances of the granting of either application to ACOR and its partners can be made.

ACOR is to pay its portion of the application fees and seismic costs for each concession, being $12,500 for each concession, to Australian Grazing & Pastoral Co., Pty. Ltd. (the leasing agent). If granted, the Company must pay an additional $12,500 each for either or both concessions and will also be obligated to the development program described in the application. Any successful application will be subject a requirement to
assign out a   of 1% Overriding Royalty Interest.

The Company plans to further develop its business by forming consortiums of oil and gas entities with the necessary financial strength to apply for Australian oil and gas concessions, which involve certain financial requirements for exploration and drilling activities.

On March 27, 2001, the Company purchased a .05% overriding royalty interest under the 214,000-acre VIC/P45. BHP Billiton Ltd., Australia's largest public company, is conducting the exploration. BHP owns one-half (1/2) interest under the Kingfish Field on the adjoining block, with Exxon owning the other one-half (1/2) working interest. The Company understands BHP plans to drill the Anemone Southeast Structure, which has good four-way closure. This structure is un-drilled, but is estimated in a Government report to contain 30,000,000 barrels of oil and 55 billion cubic feet of gas. The IMI Report by an independent group of engineers estimated the total estimated potential at 350,000,000 barrels of oil/condensate and 4,000,000,000 cubic feet of gas when all structures are completed and tested. The Government Report VIMP 61 recommends it to be drilled first. The Company understands drilling should take place in 2004. One test well, the Megamouth #1, was not on structure and resulted in a dry hole. The Megamouth structure was not one of the structures included in the IMI reserve report

The VIC/P45 area is offshore in the most prolific oil-producing basin in Australia, approximately 1 1/2 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. There are currently 23 producing wells and 41 total wells were drilled in this field. Present cumulative production figures are approximately 26,000,000 barrels per well drilled. The permeabilities in the pay section range between 5,000 millidarcies and 40,000 millidarcies, which is extremely high.

The production from the Kingfish Oil Field amounts to approximately $US845,122,000 gross return per well drilled, at a crude price of $34.65 per barrel. The cost of drilling a Kingfish well is approximately $US5,500,000, therefore the production is approximately 154 times the drilling and completion costs. During flush production, the wells were making 6,400 barrels of oil per day.

On present seismic mapping there are 14 structures on VIC/P45, which includes one oil and gas field with 11 pays with a total of over 1,000 feet of pay section, and a second field with one gas pay section. Development wells will need to be drilled to bring these fields into production. The Company could receive significant income and reserves from this successful location. After 32 years, The Kingfish Field is still producing 17,000 barrels/day.

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

The Breem, Kingfish and Kingfish Southeast Structures are in the same primary trend. The fault structure, through the middle of the Kingfish Field, extends into the Kingfish Southeast Structure on VIC/P45. Drilling a well on the Kingfish Southeast Anticline is included in the first three years work program, as well as other drilling.

On December 9, 2002 the Company entered into an agreement with International Oil Lease Service Corp. to purchase an overriding royalty of 1/20th of 1% of 8/8ths in VIC/P53. This concession covers 185,000 acres and is situated in the Bass Strait of Australia and is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. See Item 2 "Description of Property" for additional information.

ACOR owns 7,568,607 net 100% working interest acres in the Cooper-Eromanga oil producing basin, Australia's main onshore oil and gas producing basin. There have been several leads and prospects identified on these net working interest acres with very large anticlines and seismic highs. The Company also holds 451,605 net royalty acres under 11,290,800 gross surface acres. These holdings are all located within the states of Queensland and South Australia.

On one of these areas, PEL 108, ACOR's technical staff has identified a huge anticline consisting of over 122,000 acres with approximately 500 feet of maximum closure.

During 2002, the Company made a significant change in its operations by including domestic oil and gas exploration in its program. The Company entered into an agreement with Resource and Energy Technologies Company for the drilling and development of oil and gas in the Park City Field Prospect in Edmonson County, Kentucky. This field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee. The Company participates in the program with 1/8th of the working interest. Through December 2003, thirty-five
(35) wells have been drilled and completed as gas wells and are awaiting further testing and pipeline connection. Twenty-one (21) of these wells were drilled in 2003. As of April 5, 2004 a total of 47 wells of the 50-well program have been drilled. The remaining 3 wells are staked and awaiting a drilling rig. All drilling and completion costs have been paid. The Company's President, Ely Sakhai, also participates with an equal 1/8 working interest in this project. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

Since its organization in 1997, the Company has not been involved in any bankruptcy, receivership, or similar proceeding and has undergone no material reclassification, merger, or consolidation.

(b) Business of Issuer

As a purchaser and holder of overriding royalty interests, ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2003 was $US31.97.

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

Competition and Markets

The Company is competing with other oil companies for oil and gas leases and concessions. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and major oil companies.

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

Governmental Regulation

Oil and gas operations are subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations and earnings in the future. The Company has cleared Native Title on PEL 108, PEL 109 and PEL 112 since the former Annual Report and are pursing title on ATP 582.

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

Both the South Australian and Queensland State governments have initiated negotiations between industry and native title claimants. These negotiations are being managed independently by each state and could have independent outcomes. The Company has no involvement in these negotiations. ACOR has cleared Native Title on all of its South Australian acreage at a cost of thousands of dollars and a 1% overriding royalty of that so that the areas can now be drilled and developed.

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

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company or its properties at the time of their acquisition may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by the state governments of South Australia or Queensland, where all of the foreign oil and gas properties from which the Company receives royalty income are currently located. The same belief applies for the government of Victoria, since ACOR has acquired an overriding royalty under VIC/P45 and VIC/P53.

Native Title

As discussed above, Native Title can delay or interfere with concession access and/or initiation of exploration on concessions.

While title to permits is assured, there can be no exploration on the permit areas until negotiations with native are completed. When negotiations over the release areas discussed below are completed, exploration and development on the related areas will commence.



South Australia

The Company received notice during 2003 that Native Title negotiations had been completed on the South Australian areas and exploration can now commence.

The Native Title issue in South Australia was resolved during the first quarter of 2003. The successful negotiation, between Industry, Government, and a number of native tribes of Australia, covered areas leased under the Primary Industries and Resources, South Australia (PIRSA) Cooper-Eromanga Basins Exploration Opportunities Acreage Release, 1998, (also known as the "CO-98 Release"). The success of this negotiation was paramount in the completion of all future negotiations within South Australia. A well was drilled on CO-98, which was drilled to 8,000 feet and was a dry hole. The area has a number of other structures, which should be drilled.

Queensland

In Queensland, the Company is paying annual rentals, but access for exploration is blocked until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local natives on ATP 582.

Foreign Currency

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on April 9, 2004 was $1.00 Australian = $0.7623 United States.

Personnel

On November 3, 2003, the Company hired a full time employee, Mr. James L. Lemmon, who has legal and banking experience. He has a Law Degree from Southern Methodist University in Dallas, Texas. Mr. Lemmon was a Vice President of Republic National Bank (now Bank of America) and has been active in the oil and gas business since 1980 as well as participating in other business ventures. The Company expects an increase in personnel now that it is conducting an exploration program on 7,568,607 net 100% working interest acres. The Company employs two people who serve the Company as needed on a part-time basis, and an outside consultant.



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


ITEM 2.  DESCRIPTION OF PROPERTY

The following table shows working interests holdings for the year ended December 31, 2003.

     Concession           Number         % Working         Net
         #               of Acres         Interest       WI Acres
     ----------         ---------        ---------     -----------
     PEL 108              506,811           50%          253,405.5
     PEL 109              373,633           50%          186,816.5
     PEL 112              818,904           50%          409,452.0
     ATP 582            6,716,000          100%        6,716,000.0
     PEL 100              146,659            2%*           2,933.2

*Carried through first well

The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of January 21, 2004 (date of the title searches on most of the properties), and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.


                                                  Percentage
                                                   of 1% of    Net
  Area and                                Gross      Gross    Royalty
No. Of Wells      Concession Holder       Acres   Production  Acres   Blocks
-------------  ----------------------- ---------  ----------  ------- ------
267 21 wells   Santos Producing Block    367,800     17.15%     5,046    20
299 68 wells   Santos Producing Block    441,600     05.75%     2,031    24
543  1 well    Vernon E. Faulconer
                 Australia, Inc.       1,232,800     25.00%    24,656    67
560  3 wells   First Sourcenergy
                 Group Inc.              625,600     25.00%    12,512    34
PEL 88         Cooper Energy           1,232,000     00.03%     3,696    64
Patchawarra
     SW        Santos Producing Block     18,400     06.25%        92     1

The following table sets forth the undeveloped acreage in which the Company had an ORRI in Australia as of January 14, 2003, the date of the title searches on the Queensland properties.

                                              Percentage
                                               of 1% of      Net
                                      Gross     Gross      Royalty
 Area     Concession Holder           Acres   Production     Acres   Blocks
-------  ------------------------- ---------- ----------  ---------  ------
554      DyAd Australia, Inc.         110,400    25.00%       2,208      6
582      Cooper-Eromanga Oil, Inc.  6,716,000    67.10%     360,515    365
616      East Jackson Oil, Inc.       147,200   333.33%      39,253      8
VIC/P45  BHP Billiton Ltd.            214,000     5.00%         856     12
VIC/P53  Australia Crude Oil
           Company                    185,000     5.00%         740     10

The estimated number of non-producing wells on the above areas is included below:

                                   Estimated number of
                Area               non-producing wells
                ----              --------------------
                 267                              5
                 299                              8
                 543                             10
                 560                              8
                 554                              2
                 582                              1
                 616                              3
             VIC/P45                              5
             VIC/P53                              5

The total acreage under which ACOR holds overriding royalty interests in Queensland and South Australia is 451,605 net royalty acres under 11,290,800 gross surface acres.

ACOR holds overriding royalty interests in eleven concessions covering 11,290,800 surface acres in the Eromanga and Cooper Basins in Australia. Production has been discovered on five of the concessions. The Eromanga Basin encompasses the southwestern portion of the province of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin. The Cooper Basin is located in the northeast part of the province of South Australia. Management believes

ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of 1,056,000,000 barrels of oil equivalent and is making approximately $A930,000,000 worth of oil, gas and associated hydrocarbons per year (equivalent to about $771 million in U.
S. dollars).

On the 11,290,800 surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

ACOR is currently receiving revenues from two of its overriding royalty interests - ATP 267 and ATP 299. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline gas began to be marketed in August, 1999, but the pipeline reduced the gas price and the well was shut in.

Bass Strait, Australia   New Override Acquisition:

In December 2002, the Company purchased an overriding royalty of 1/20th of 1% of 8/8ths in VIC/P53 from International Oil Lease Service Corp. for 407,000 restricted shares of its common stock. This concession covers 185,000 acres and is situated in the Bass Strait of Australia and is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. This concession, VIC/P53 has seven structures with estimated reserves of 167,000,000 are reported by The Australian government publication "Victorian Initiative for Mineral and Petroleum (VIMP) Report 67" allocated as follows:

        Structure Name          Estimated Barrels
        --------------          -----------------
          Knifejaw                 50,000,000
          Catfish                  49,000,000
          Hake                     35,000,000
          Spineback                33,000,000

The Company issued 407,000 restricted shares of its common stock to International Oil Lease Service Corp. based on 28.6 cents per shares for the 1/20th of 1% of 8/8ths override. Robert Kamon, Secretary of the Company is also President of International Oil Lease Service Corp. (See
Item 12 Certain Relationships and Related Transactions for additional information.)

Bass Strait, Australia   New Application:

The Company has filed two applications with a strong consortium for areas V03-3 and V03-4, covering 301,469 acres and 339,769 acres, respectively, dated March 25, 2004. The consortium consists of three oil and/or pipeline companies and one individual who are active in the oil and gas business. The following shows the consortium members and their allocations, if granted:

        Holloman Corporation                         25%
        Australian-Canadian Oil Royalties Ltd.       25%
        Robert Thorpe                                25%
        Ely Sakhai                                   25%

The estimated gas reserves on the 301,469 acres of V03-3 are 350 billion cubic feet of natural gas and 3 million barrels of condensate. At today's market price is worth approximately 2 billion dollars.

V03-3 is located 6 miles east of the Kingfish Oil Field, which has to date produced 1.1 billion barrels of oil from 41 wells or 26 million barrels per well ($700,000,000) worth of oil at today's price per well.

There are 7 additional structures and leads on the area which have already been located.

V03-4 covers 339,769 acres and has a very large structure with small highs identified. There are 4 oil structures and 5 leads identified by the Australian Governments.

The consortium has ordered all available 2D and 3D seismic for both V03-3 and V03-4.

The area between the Kingfish Oil Field and V03-3 is Permit 45, under which ACOR holds an overriding royalty interest. The Operator is BHP Billiton, the ninth largest oil company in the world. BHP has announced plans to drill the Anemone SE Structure within 2004. The Australian Government reports rate this structure at 32,000,000 barrels of oil and 53 billion cubic feet of gas.

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

Plans for the next 12 months on overriding royalties in Queensland, South Australia and Victoria are at the discretion of the working interest holders. All exploration costs on overriding royalties are borne by the working interest holders. The Company is responsible for one-half (1/2) of the exploration program costs on working interest holdings. The Company's portion of the minimum exploration commitments under PEL 108, PEL 109 and PEL 112 total $145,000 in Year 1, $275,000 in Year 2 and $1,450,000 in
Year 3. The Company is responsible for all the exploration and drilling costs on ATP 582.

Domestic   Kentucky Park City Gas Field:

During the year the Company entered into an operating agreement to develop the Park City Gas Prospect in Kentucky. The Company's ownership is 12.5% working interest in the drilling and development of this Park City area. As of December 31, 2003, thirty-five (35) wells had been drilled with an additional 12 wells drilled through April 5, 2004.

The following is a list of the wells drilled, completed, and awaiting further testing and pipeline connection as of December 31, 2003.



      Lease Name        Wells # Drilled and Completed on Lease
    ---------------     --------------------------------------
    Alton Parsley            #1, #2, #3, #4, # 5, #6 and #7
    Edward Parsley           #1, #2, #3, #4, #5, #6 and #7
    Honeycutt                #1
    Randall Houchin          #1 and #2
    Houchin-Honeycutt        #1
    Thomas Tarter            #1 and #2
    Jackie McComb            #2 and #3
    Mollie Kersey            #1 and #3
    Earl Dean Parsons        #1
    Enda Sanders             #1 and #2
    Harvey Davis             #1
    Perry Seabaugh           #1
    David Dennison           #1
    Bufford Hatler           #1
    Charles Johnson          #1
    Timmy Davis              #1
    Mildred Bryant           #1
    Frank Prather            #1

As of April 5, 2004 a total of 47 wells have been drilled. Carl A. Davies, PE has estimated 13,121,000 MCF of total gas in place for the 35 wells drilled before December 31, 2003. ACOR has a 1/8th working interest in all of these wells. The additional wells will add additional potential reserves. The Company is not using this number as proved reserves until the gas processing plant and gathering system have been producing for six months.

The Park City Gas Field is located in Edmonson County, Kentucky, which is geographically located on the Highland Rim Physiographic Province, a geological feature that extends over portions of central Kentucky and middle Tennessee. Well records indicate that the primary oil and gas formations in the Park City area are in the Fort Payne, Sellersburg, Dutch Creek and Clear Creek formations.

Of the thirty-five wells drilled in the Park City Gas Field through December 31, 2003, all have been logged and completed as gas wells. Only one of these wells has been acidized and tested. However, the remaining wells each flowed gas. The Jackie McCombs #3 penetrated 2 feet into the Fort Payne formation and encountered high gas pressure. This well was tested by Swager Engineering at 985 MCF per day with flowing wellhead pressure of 100 psi.

Gas analysis has been completed on about half the wells. The results show relatively good, clean gas except for the presence of nitrogen. There is no sulfur. The gas in these wells averages 14 to 16% nitrogen. The pipeline companies require that the presence of nitrogen in the gas be reduced down to less than 4% before it may be injected into the commercial pipeline system.

The gas from each well will need to be tested for composition, flow rates, reserves and analyzed by an independent testing laboratory. Most of this testing has been completed on about half of the wells. However, long-term flow rate tests still need to be performed.


Of the 47 drilled wells (to date of this report), only two have been treated with an acid treatment. The first well showed a 17-fold increase in flow rates after treatment indicating the need to stimulate the remaining wells with acid. Results on the second well have not been received to date.

A pipeline company must conduct a feasibility and cost study in order to create a gathering system for interconnect with a commercial pipeline. The closest and least expensive route to connect to the nearest pipeline is from the southern most edge of the Edward Parsley farm directly south to the Texas Gas Pipeline, a distance of 1.2 miles. Negotiations are now in progress, with one or more pipeline gathering companies to conduct their due diligence for laying a line to the leases on which we have established gas production. The final negotiations are being completed.

The Operator has indicated there is 5,000,000 cubic feet per day for pipeline production, which is currently available in the Texas Gas Pipeline. A contract has been signed by a private investor to build the gathering system and the nitrogen removal plant, which has not been funded. Holloman Corporation of Odessa, Texas may participate in some portion of engineering and the pipeline portion of the project.

Three additional wells are planned to further develop the Park City Gas Field. No gas sales have been made during 2003, and, at this time, it is not certain when gas sales will begin from the wells that have already been drilled and completed. More production testing and a gathering system need to be in place to initiate gas sales. The timing of both of these events is not certain at the present time. Therefore, no definitive tests of pressures and gas flow have been undertaken to establish future cash flows and revenues.

The Company participates in the drilling and development of the Park City Gas Field through the issuance of its common restricted stock. Shares are issued based on $1.00 per share for each dollar of budgeted for expenditure on the wells. The Company has issued a total of 829,697 shares of its restricted common stock for the acquisition of its 12.5% working interest in the Park City Gas Field for its share of the drilling and completion incurred following the acquisition.


ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of December 31, 2003. However, the Company plans to work with legal counsel in Australia to undertake necessary litigation to perfect its title in an overriding royalty interest in the Patchawarra Southwest Block of PEL 5 and PEL 6. The overriding royalty interest was created in June 1971, and since that time has been assigned to six different companies with the last assignee being ACOR. The Company has determined that due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect past royalty payments of approximately $36,081, and royalty payments in the future. The expected cost of the barrister's fees for ACOR's part will be approximately $15,750 in addition to any stamp duty, which may be required, or other potential fees.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  (a)     Market Information

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2003 and 2002, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                                2003                  2002
                          High      Low         High       Low
                         -----     -----       -----      -----
     1st Quarter         $0.25     $0.05       $3.00      $0.51
     2nd Quarter          0.60      0.05        1.01       0.21
     3rd Quarter          1.01      0.15        0.55       0.12
     4th Quarter          0.30      0.15        1.00       0.07

(b) Holders

The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2003 was 307.

  (c)     Dividends

The Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

In 2004, the Company, along with other industry partners, is applying for two offshore concessions being V03-3 and V03-4. As described in Part I, the total value could gross $US2,000,000,000 when tested and fully developed with $US500,000,000 for ACOR's quarter.

The applications for V03-3 and V03-4 are assigned for the following interests:

     Holloman Corporation                         25%
     Australian-Canadian Oil Royalties Ltd.       25%
     Ely Sakhai, Individually                     25%
     Robert Thorpe, Individually                  25%

As mentioned, these applications are timely filed and are of great interest to our Company.

The Kentucky wells, 47 drilled to date, have gas and possible consequentially oil. The 35 wells drilled through December 31, 2003 have, according to Mr. Carl Davies, PE, 13,121 BCU in place; however, other wells have been drilled with more prolific production in the northwest portion of the field.

The Company expects revenues of approximately $US400,000 after the gas plant is built and the gathering system is completed. This is based on a current annual product price of $US5.50 per MCF.

These wells, when the plant and gathering system are completed, should represent significant revenues and reserves for the Company.

Revenues for our Company will increase after payout of the plant and gathering system the potential is greater then $400,000 as the plant payout is $1.35/MCF until paid.

The gas charges are reduced to $0.74 with a 3% escalation per year for the plant and gathering owners annually after payout.

Gas prices are dependent upon market prices, again, demand for natural gas is increasing annually.


Liquidity and Capital Resources

The Company's Total Current Assets as of December 31, 2003 was $270,785 compared to $262,185 on December 31, 2002. Total Current Liabilities as of December 31, 2003 were $364,717 placing the Company's liquidity ratio at 0.74. A large portion of the $270,785 in current assets is $250,000 in certificates of deposit which are restricted as to use. Cash on hand as of December 31, 2002 was $16,933 as compared to $8,622 on hand as of December 31, 2003.

The Company plans to meet its operating expenditures from loans from two of its principal shareholders, who have loaned to the Company as of December 31, 2003 $109,050. On January 20, 2004, the directors of the Company resolved to retire this debt by issuing 606,112 restricted shares of common stock at the current bid price, $0.18 per share. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.


Results of Operations

The Company's oil and gas revenues have remained approximately the same for the past two years. In 2003 the revenues were $7,626 compared to $6,807 in 2002. Other income for the Company includes interest earned in 2003 of $3,054 compared to $4,919 for 2002. This decline in interest income is attributable to a decline in interest rates.

The net loss for the year ended December 31, 2002 was $71,632 compared to a net loss of $108,777 for the year ended December 31, 2003. The $37,145 increase in loss incurred is directly related to the additional expenditures in shareholder relations ($3,702), personnel costs ($32,503) and professional fees ($4,243). Total operating expenses were $105,855 for the year ended December 2003 compared to $69,420 for the previous year. This increase in expenses is attributable to an increase in personnel costs.

Management is optimistic about the drilling planned on its Australian interests and the new applications planned for the year 2004.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.   CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


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

                                                   Date First
                                 Position With      Elected
        Name              Age     the Company     as Director
  --------------------   ----  ----------------  -------------
  Larry Braun             60       Director            1997
  Kenneth W. Campbell     74       Director            1997
  Robert Kamon            76       Director &          1997
                                  Secretary
  William A. Randall      63       Director            1997
  Ely Sakhai              52       Director &          1997
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


                                                   Date First
                                 Position With      Elected
        Name              Age     the Company      as Officer
  --------------------   ----  ----------------  -------------
     Robert Kamon         76     Secretary and        1997
                                   Director
     Ely Sakhai           52     President and        1997
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

Robert Kamon, Director and Secretary, is a petroleum-engineering graduate of the University of Texas at Austin, Texas. Mr. Kamon has been President of three NASDAQ listed companies. He is currently the President of several private companies - Australian Grazing and Pastoral Co. Pty. Ltd. since 1954, International Oil Lease Service Corp. since 1961, and Tensleep Oil and Production, Inc. since 1989.

William A. Randall, Director, is a graduate of the University of British Columbia and has an LLB degree from the University of British Columbia. He has been a practicing commercial attorney for the last thirty years, and is currently an associate counsel in the Vancouver firm of McLachlan Brown Anderson.

Ely Sakhai, Director and President, is a civil engineering graduate of First New York City Community College in New York. He has been engaged in the art gallery business in New York City for the past seventeen years.


ITEM 10.  EXECUTIVE COMPENSATION

Value of the office space used by ACOR was $1,200* for 2003.

Value of the time cost by ACOR executives $ 1,200* for 2003.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 8, 2004 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                             # of Shares
              Name and                      Beneficially    Percent of
         Address of Stockholder                Owned          Class
   ----------------------------------       ------------    ----------
   Tensleep Oil & Production, Inc.*            908,000        11.398%
   1304 Avenue L
   Cisco, Texas   76437

   Larry Braun                                     -0-        00.00%
   226 Lake Fraser Place, SE
   Calgary, Alberta, T2J 3T5
   Canada

   Ken Campbell                                150,000        01.883%
   307 Triune Bay
   Calgary, Alberta T1X 1G4
   Canada

   Robert Kamon**                            2,507,329        31.474%
   1304 Avenue L
   Cisco, Texas  76437

   William A. Randall                           20,000        00.251%
   2100-1075 W. Georgia St.
   Vancouver, British Columbia V6E 3G2
   Canada

   Ely Sakhai                                1,981,129        24.869%
   10 Windsor Dr.
   Old Westbury, New York   11568

   All officers and directors as a group     4,608,458        57.850%

   Jan Soleimani                               800,000        10.042%
   21 Windsor Dr.
   Old Westbury, New York   11568

   Robert Thorpe                               829,967        10.419%
   1811 Sullivan Lane
   Bardstown, KY 40004

   *Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert
    Kamon.  Robert Kamon owns 50% of the shares of Tensleep.

   **Robert Kamon's (1,172,329 shares), Tensleep's (908,000 shares),
     International Oil Lease Service Corp.'s (247,000 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (180,000 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

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


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Ely Sakhai, currently President of ACOR, each own 50% working interest in Areas PEL 108, PEL 109, and PEL 112 in Australia. Ely Sakhai acquired an equal 12.5% working interest in the Park City Gas Field on the same basis as the Company acquired its 12.5 % interest.

Three of the directors of the Company, Robert Kamon, Ken Campbell and Larry Braun, are active in the oil and gas industry personally. The activities of each could result in a conflict of interest between their other oil and gas activities and those of the Company.

Robert Kamon is President of Tensleep Oil & Production, Inc., International Oil Lease Service Corp. (IOLS), and Australian Grazing & Pastoral Co., Pty. Ltd. (AGP). IOLS and AGP. are in the business of applying for and acquiring oil and gas concessions in Australia; therefore, activities may involve a conflict of interest with the Company. During 2002, the Company issued 407,000 restricted shares of its common stock to IOLS based on 28.6 cents per shares for the 1/20th of 1% of 8/8ths override. In 2003, the Company issued 180,000 restricted shares to AGP for a 0.003% ORRI interest in PEL 88. See Item 2 "Description of Property".

Tensleep is also in the business of oil and gas exploration and its activities may involve a conflict of interest with the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.         Description
     -----------    ------------------------------------------------------

         31         * Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1        * Certification of Chief Executive Officer pursuant to
                      Section 906 of Sarbanes- Oxley Act

        32.2        * Certification of Chief Financial Officer pursuant to
                      Section 906 of Sarbanes-Oxley Act

     ----------------
     * Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountant's; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The firm of Robert Early & Company, P.C., served as the Company's independent auditors for the years ended December 31, 2003 and 2002. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2003 and 2002 were $10,035 and $8,565, respectively. No other accounting related fees were incurred in 2003 and 2002.

Tax Fees: The Company incurred fees of $220 and $340 for tax compliance with the Company's principal accountant for 2003 and 2002, respectively.

All Other Fees: The Company paid its principal accountant $2,300 and $1,340 in 2003 and 2002, respectively, for the services of converting its SEC filings to and filing them in EDGAR format.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AUSTRALIAN-CANADIAN OIL
                                 ROYALTIES LTD.

Dated:  April 14, 2004            /s/    Ely Sakhai
                                 --------------------------------
                                 Ely Sakhai, President & Director


Dated:  April 14, 2004            /s/    Robert Kamon
                                 --------------------------------
                                 Robert Kamon, Secretary & Director


Dated:  April 14, 2004            /s/    Ken Campbell
                                 --------------------------------
                                 Ken Campbell, Director


Dated:  April 14, 2004            /s/     Larry Braun
                                 --------------------------------
                                 Larry Braun, Director


Dated:  April 14, 2004            /s/    William A. Randall
                                 --------------------------------
                                 William A. Randall, Director



                  Australian-Canadian Oil Royalties Ltd.




                      INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

  Report of Independent Certified Public Accountants  .  .  .  .  .   F-2

  Balance Sheets as of December 31, 2003 and 2002  .  .  .  .  .  .   F-3

  Statements of Operations and Comprehensive Income for
            December 31, 2003 and 2002 .  .  .  .  .  .  .  .  .  .   F-4

  Statement of Stockholders' Equity for the years ended
            December 31, 2003 and 2002 .  .  .  .  .  .  .  .  .  .   F-5

  Statements of Cash Flows for the years ended
            December 31, 2003 and 2002 .  .  .  .  .  .  .  .  .  .   F-7

  Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .   F-8








                                    F-1

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2003, and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

March 28, 2004

                                   F-2

                  Australian-Canadian Oil Royalties Ltd.
                              Balance Sheets
                     As of December 31, 2003 and 2002


                                                      2003           2002
                                                   ----------     ----------
                              Assets
CURRENT ASSETS
  Cash                                             $   16,931     $    8,622
  Cash-restricted                                     250,000        250,000
  Accounts receivable                                   3,854          3,243
  Accrued interest receivable                              -              -
  Prepaid expenses                                         -             320
                                                   ----------     ----------
     Total Current Assets                             270,785        262,185
                                                   ----------     ----------
PROPERTY AND EQUIPMENT
  Oil and gas properties                              809,017        664,815
  Accumulated depletion                               (31,047)       (28,470)
                                                   ----------     ----------
     Net Property and Equipment                       777,970        636,345
                                                   ----------     ----------
OTHER ASSETS
  Investment in equity method investee                     54             54
                                                   ----------     ----------
TOTAL ASSETS                                       $1,048,809     $  898,584
                                                   ==========     ==========

                Liabilities & Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable                                 $    3,029     $    4,887
  Accrued expenses                                      2,638             -
  Loans from officers                                 109,050             -
  Notes payable to bank                               250,000        250,000
                                                   ----------     ----------
    Total current liabilities                         364,717        254,887
                                                   ----------     ----------
STOCKHOLDERS' EQUITY
  Preferred stock no par (50,000,000 shares
    authorized, none outstanding)                          -              -
  Common stock, no par (50,000,000 shares
    authorized, 7,359,527 and 6,391,742 shares
    respectively outstanding)                       1,133,471        986,711
  Additional paid in capital                           29,700         27,300
  Accumulated deficit                                (478,797)      (370,020)
  Other comprehensive income:
    Foreign currency translation adjustment              (282)          (294)
                                                   ----------     ----------
      Total Stockholders' Equity                      684,092        643,697
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,048,809     $  898,584
                                                   ==========     ==========



The accompanying notes are an integral part of these financial statements.
                                   F-3

                  Australian-Canadian Oil Royalties Ltd.
            Statements of Operations and Comprehensive Income
              For the years ended December 31, 2003 and 2002


                                                      2003           2002
                                                   ----------     ----------
OPERATING REVENUES
  Oil & gas revenues                               $    7,626     $    6,807

OPERATING EXPENSES
  Depletion and amortization                            2,897          2,033
  Production taxes                                        102             -
  Personnel costs                                      61,448         28,945
  Professional fees                                    16,499         12,256
  Adjustment for excess costs                           3,882          6,355
  Shareholder relations                                14,004         10,302
  Other                                                 7,023          9,529
                                                   ----------     ----------
    Total Operating Expenses                          105,855         69,420
                                                   ----------     ----------
(LOSS) FROM OPERATIONS                                (98,229)       (62,613)

OTHER INCOME
  Interest income                                       3,054          4,919
  Interest expense                                    (11,995)       (11,896)
                                                   ----------     ----------
(LOSS) BEFORE INCOME TAXES                           (107,170)       (69,590)

Australian income taxes                                 1,607          2,042
                                                   ----------     ----------
     NET LOSS                                        (108,777)       (71,632)

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                  12             -
                                                   ----------     ----------
     TOTAL COMPREHENSIVE LOSS                      $ (108,765)    $  (71,632)
                                                   ==========     ==========
Net loss per weighted average share outstanding    $    (0.02)    $    (0.01)
                                                   ==========     ==========
Weighted average shares outstanding                 6,800,333      5,422,556
                                                   ==========     ==========





The accompanying notes are an integral part of these financial statements.
                                   F-4

                  Australian-Canadian Oil Royalties Ltd.
                    Statement of Stockholders' Equity
              For the years ended December 31, 2003 and 2002
                                                                             Accumulated
                                                     Additional Accumulated    Other
                                     Common Stock      Paid In   Earnings/   Comprehensive
                                   Shares    Amount    Capital   (Deficit)      Income       Total
                                 --------- ---------- ---------  ---------    ---------    ---------
BALANCES, December 31, 2001      5,201,500 $  620,473 $  24,100  $(298,388)   $    (294)   $ 345,891

Stock issued for:
  Oil & gas properties             735,696    264,348        -          -            -       264,348
  Notes payable & interest         454,546    101,890        -          -            -       101,890
Additional contributed capital          -          -      3,200         -            -         3,200
Net loss                                -          -         -     (71,632)          -       (71,632)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -          -         -          -            -            -
                                 --------- ---------- ---------  ---------    ---------    ---------

BALANCES, December 31, 2002      6,391,742    986,711    27,300   (370,020)        (294)     643,697

Stock issued for:
  Cash                             150,000     22,500        -          -            -        22,500
  Oil & gas properties             681,001     92,812        -          -            -        92,812
  Services                          63,917     31,448        -          -            -        31,448
Additional contributed capital          -          -      2,400         -            -         2,400
Net loss                                -          -         -    (108,777)          -      (108,777)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -          -         -          -            12           12
                                 --------- -=-------- ---------  ---------    ---------    ---------

BALANCES, December 31, 2003      7,286,660 $1,133,471 $  29,700  $(478,797)   $    (282)   $ 684,092
                                 ========= ========== =========  =========    =========    =========





The accompanying notes are an integral part of these financial statements.
                                   F-5

                  Australian-Canadian Oil Royalties Ltd.
                         Statements of Cash Flows
              For the years ended December 31, 2003 and 2002

                                                      2003           2002
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (108,777)    $  (71,632)
Adjustments to reconcile net (loss) to net cash
  provided by operations:
  Depletion and amortization                            2,897          2,033
  Value of expenses contributed by officers             2,400          3,200
  Stock issued for services                            31,448             -
  Stock issued for interest                                -           1,890
  Adjustment for foreign currency translation              12             -
  Adjustment for excess costs                           3,882          6,355
Changes in:
  Receivables                                            (611)        (1,326)
  Prepaid expenses                                         -             905
  Accounts payable                                        780          3,287
                                                   ----------     ----------
NET CASH (USED) BY OPERATING ACTIVITIES               (67,969)       (55,288)
                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil & Gas Properties                                (55,272)       (23,150)
                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued                                         22,500             -
  Proceeds from notes payable to officers             109,050         80,000
  Repayment of bank loans                            (250,000)      (250,000)
  Proceeds from bank notes                            250,000        250,000
                                                   ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             131,550         80,000
                                                   ----------     ----------

  Increase/(Decrease) in cash for period                8,309          1,562

  Cash and cash equivalents, beginning of period        8,622          7,060
                                                   ----------     ----------
  Cash and cash equivalents, end of period         $   16,931     $    8,622
                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
  Interest                                         $   9,357      $   10,005
  Australian income taxes                              2,274           1,333

  Noncash Investing and Financing Activities:
    Contributed expenses                               2,400           3,200
    Stock issued for services                         31,448              -
    Stock issued for oil & gas properties
      and drilling                                    92,812         264,348
    Stock issued for related party notes
      and interest                                        -          101,890



The accompanying notes are an integral part of these financial statements.
                                    F-6

                  Australian-Canadian Oil Royalties Ltd.
                      Notes to  Financial Statements
                        December 31, 2003 and 2002


NOTE 1:   DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Australian-Canadian Oil Royalties Ltd. (the Company) was incorporated April 28, 1997 in Vancouver, British Columbia, Canada. Its primary business plan is the purchase of overriding royalty interests for long-term passive income and capital gains, with sales of these interests as deemed in the best interest of the Company. Current primary income sources are royalties earned on overriding royalty interests held by the Company. The Company also engages related entities and third parties for leasing operations in various countries. The primary producing properties held by the Company are located in Australia's main onshore oil and gas producing basin.

During 2002, the Company acquired a working interest in a gas field being developed in Kentucky. Through the end of 2003, the activity in this field has consisted of drilling wells while working to identify a funding for the construction of a gathering system and gas processing plant.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Transactions

These financial statements are prepared in U.S. dollars for use in U.S. securities filings. However, the Company conducts transactions in Canadian, Australian, and U.S. dollars. Transactions denominated in Canadian or Australian dollars are translated to equivalent U.S. dollars for recording in the financial statements based on the currency exchange rates existing at the dates of the transactions. Ending balances of accounts that are denominated in Canadian dollars are translated to U.S. dollars based on the currency exchange rates existing at December 31. The exchange gains and losses that result from translating these amounts to U.S. dollars are accumulated and reported as Other Comprehensive Income, a separate component of the Company's stockholders' equity.

Property and Equipment

The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recorded. Capitalized costs are recorded in cost centers on a country-by-country basis. Most of the Company's oil and gas properties consist of overriding royalty interests that are located in Australia. The Company has not participated in the exploration and development of proved oil and gas properties until 2002. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income.

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

Investments in Equity Method Investee

The Company's investment in 20% of the common stock of Cooper Basin Oil and Gas, Inc. is carried at cost. CBOG had no activity during 2002 or 2003.

Intangible Assets and Amortization

Intangible assets consist of organization costs. These costs, which were incurred in the formation of the Company, were amortized over a period of 60 months on a straight-line basis. Amortization totaled $132 for 2002.

Income Taxes

Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has available at December 31, 2003, unused operating loss carry-forwards that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

       Amount of Unused Operating    Expiring During Year Ended
           Loss Carryforward               December 31,
         -----------------------     --------------------------
              $     4,151                   2004
                   36,557                   2005
                   18,543                   2006
                   52,866                   2007
                  163,410                   2008
                   65,277                   2009
                  104,895                   2010
              -----------
              $   445,699
              ===========

The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due to the ceiling test that is not deductible for tax purposes.

The potential tax benefit from these operating loss carry forwards is $205,022 and $156,770 in 2003 and 2002, respectively. The Company has recognized a valuation allowance against these deferred tax assets due the inability to foresee when such benefits will be realized.

The Company has no net U.S. source income although during 2003 it has begun to have income effectively connected with a U.S. trade or business. As a result, it will begin to create U.S. tax liabilities or benefits related to its activities.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $1,607 and $2,042 in 2003 and 2002, respectively.

Earnings Per Share

U.S. accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an "as if converted" basis. This is computed by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potentially dilutive securities.

Weighted average shares outstanding were 6,800,333 and 5,422,556 for 2003 and 2002, respectively.

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


NOTE 2:   RESTRICTED CASH

These financial statements report restricted cash. This amount consists of certificates of deposit that serve as collateral for the short-term bank notes. The Company's ability to use these funds is restricted under the terms of the collateral agreement.

NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 2003 and 2002 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $1,686 and $3,243, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

At December 31, 2003, the Company had a receivable of $2,166 for oil sold from the wells on the Kentucky leases.

The cost bases of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.


NOTE 4:   PREPAID EXPENSES

During 1997, the Company advanced $C5,000 to Dales, Matheson, Carr-Hilton, Chartered Accountants of Vancouver, British Columbia for services rendered in connection with the formation of the Company and the initial public offering. The excess of the advance over costs has been being used to pay for services as they arise. During 2003 and 2002, fees of $US906 and $US904 were billed. Adjustments in the year-end balance occur with fluctuations in the exchange rates. During 2003, costs consumed the balance. The balance at December 31, 2002 was $US320.


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

During December 2000, the Company purchased all of the outstanding stock of Cooper Eromanga Oil, Inc. (CEO). Subsequently, the sole asset of CEO, an interest in ATP 582, was assigned to the Company. The interest assigned represents 100% of the working interest in Queensland concession
582. ATP 582 consists of 6,700,000 surface acres and will require minimum annual exploration expenditures (which are yet to be determined) after an agreement has been reached with the Aboriginal Tribes regarding ingress and egress on the concession. The Company acquired its interest in exchange for paying certain legal costs and delay rentals totaling $3,373 and agreeing to assign a 2% of all production overriding royalty interest to CEO's previous owner. The out-of-pocket costs have been included in capitalized oil and gas acquisition costs. This concession is subject to a total of 11 1/2% in assigned overriding royalty interests (including the 2% interest) in addition to the standard 10% royalty retained by the Queensland government. During 2002 and 2003, the Company paid $2,950 and $2,400 in rental costs.

During September 2000, the Company was successful in applications for three Australian oil and gas concessions in South Australia. The Company submitted these applications on a 50/50 basis with its President, Ely Sakhai. The Company's portion of the minimum exploration commitments under these three applications total $145,000 in year 1, $275,000 in year 2, and $1,450,000 in the third year. These concessions lie under 1,698,348 surface acres. During 2003, the Australian government completed negations with native Aborigines regarding surface damages. In accordance with the settlement reached, the Company was required to pay $32,500 into a fund for the Aborigines and $14,335 in legal fees.

During 2001, the Company purchased a 0.05% overriding royalty interest under permit VIC/P45 for $19,000. This is an offshore prospect that the Company believes has high production potential.

During 2002, the Company paid a $20,750 leasing fee for the successful application for South Australian areas. Additionally, 407,000 shares were issued to International Oil Lease Service (IOLS) (See related party discussion.) for a 0.05% interest in Permit 53. This acquisition was valued at $100,000 based on cash sales of comparable interests by IOLS.

In the U.S., the Company has entered into an operating agreement with regard to the Park City Gas Field in Kentucky. In 2002, the Company purchased a 12.5% working interest in this field and has been paying for its share of drilling costs with stock. The Company's President has acquired an equal position in this field. Significant drilling has taken place, with 35 wells drilled on the property through December 31, 2003. The operator expects to drill a total of 50 wells during the development of this field. The Company has the ability to terminate its participation in undrilled wells at any time. Geological analysis has indicated that the completed wells have identified producible zones with significant potential. However, production tests have not been completed and a gathering system has not been constructed. The gas tested to contain high levels of nitrogen. A gas plant will have to be constructed to remove excess nitrogen from the gas before it can be sold. The lack of facilities has precluded marketable production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on assumed porosities and zone sizes. Minimal tests on fifteen wells have been performed to validate the wells and the feasibility of a gas processing plant.

Below is a summary of capitalized costs related to oil and gas properties:

                                             2003                 2002
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------   --------   --------
Acquisition cost                     $538,059   $235,647   $511,059   $164,348
Assignments, transfers, and rentals    68,411         -      18,626         -
Less allowance for excess costs       (33,100)        -     (29,218)        -
                                     ---------  --------   --------   --------
    Total                             573,370    235,647    500,467    164,348
Less accumulated depletion            (31,047)        -     (28,470)        -
                                     ---------  --------   --------   --------
    Net Oil and Gas Properties       $542,323   $235,647   $471,997   $164,348
                                     =========  ========   ========   ========

The costs of producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, and ATP 543. Other interests have not produced saleable oil or gas from which the Company has received revenues. The costs associated with these properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $2,577 and $1,901 for 2003 and 2002.

Additionally, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2003 and 2002. Adjustments to reduce the carrying values according to the ceiling test were $3,882 in 2003 and $6,355 in 2002.


NOTE 6:   NOTES PAYABLE

During the last quarter of 2001, the Company borrowed a total of $20,000 from its President and Secretary. These funds were used to meet operating obligations incurred by the Company. This series of four $5,000 notes bore interest at 4.5% and each note was due one year from its date of origination. During 2002, the Company borrowed another $80,000 from its President and Secretary under notes that also bore interest at 4.5%. In November 2002, the Company issued 454,546 shares of stock to retire all of these notes plus accrued interest of $1,890.

During 2003, the Company borrowed $109,050 from its President and Secretary on 12-month notes bearing interest at 4.5%. These notes have maturity dates that vary with the origination date of the notes. Interest of $1,968 has accrued on these notes at December 31, 2003. These notes have been retired in 2004 through the issuance of 606,112 shares of stock.

The Company has outstanding loans of $250,000 from the First National Bank of Cisco. These notes are six month notes and have been renewed in April and December each year since 2001. The balances outstanding at December 31, 2003, bear interest at 3% and are due March 31, 2004. These notes are secured by the certificates of deposit shown as restricted cash on the balance sheet. Total interest incurred on these bank notes during 2003 and 2002 was $9,358 and $10,005.


NOTE 7:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services with no cash cost by the Company. These contributed costs had estimated unpaid values of $2,400 and $3,200 during 2003 and 2002. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2002 and 2003, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $21,680 and $12,674, respectively. These entities, Tensleep Oil and Production Inc. and Secretarial Services, Inc., are within the control of the Company's Secretary.

As discussed at Note 6, the Company borrowed $109,050 and $100,000 from two of its officers during 2003 and 2002 in order to fund administrative costs and efforts to promote the Company's name and availability. As discussed in Note 6, the first $100,000 borrowed was repaid through the issuance of 456,546 new shares by the Company during 2002.

In December 2002, the Company acquired a 0.05% interest in Australian Permit 53 from IOLS in exchange for the issuance of 128,000 shares of stock. IOLS is an entity within the control of the Company's Secretary.

In 2003, the Company acquired a 0.003% interest in PEL 88 from Australian Grazing and Pastoral Co., Pty. Ltd. (AGP) for 180,000 shares of restricted stock. AGP is an entity within the control of the Company's Secretary.


NOTE 8:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where, at present, all of its producing properties are located. Approximately 70% of all operating revenues reported by the Company during 2003 and 2002 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2003 and 2002 are also related to the revenue received from the Australian royalties. Australian revenues were $5,355.

Oil was produced and sold from the property in Kentucky during 2003. However, this is a limited production amount and was an unexpected benefit of the gas well drilling program. These revenues totaled $2,270.

The Company also incurred personnel and office expenses in the United States. All of the U.S. costs and expenses were general and administrative in nature.


NOTE 9:   INVESTMENT IN EQUITY METHOD INVESTEE

In 1999, the Company contributed $2,100 of the creation capital of Cooper Basin Oil & Gas, Inc. (CBOG) for a 20% ownership interest. CBOG was created to pursue Australian oil and gas concessions. As the owner of a 20% interest in CBOG, the Company has agreed that it will fund 20% of new concession costs or forfeit its ownership interest. There was no activity in this entity during 2003 and the Company has no current commitments with CBOG.


NOTE 10:   STOCK TRANSACTIONS

During July 2002, the Company issued 250,000 shares for the acquisition of its interest in the Park City Gas Field in Kentucky discussed above. During 2002, 78,696 shares were issued for drilling costs incurred in that field. During 2003, another 501,001 shares were issued which were to pay the Company's portion of the costs to complete the drilling program.

As discussed at Notes 6 and 7, during 2002, the Company issued 454,546 shares to its President and Secretary as repayment for loans to the Company. Also, an 0.05% overriding royalty interest in Permit 53 was acquired through the issuance of 407,000 shares to IOLS.

During 2003, besides the shares issued for the Kentucky project discussed above, the Company has issued 180,000 shares to Australian Grazing & Pastoral Co., Pty. Ltd. (See discussion of related party transactions above.) for a 0.003% overriding royalty interest in PEL 88. Directors were allowed to purchase 150,000 restricted shares for $22,500. A consultant was issued 136,784 shares for services rendered to the Company during 2002 and 2003.


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

The Company is working with legal counsel in Australia to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2003, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in a range around $A25,000 plus any stamp duty (transfer tax) that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production.


NOTE 12:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are primarily located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance
Corporation (FDIC) up to $100,000 per depositor. Combined balances at December 31, 2003 at the Company's primary bank exceeded federally insured limits by $116,931.


NOTE 13:   GOING CONCERN CONSIDERATIONS

As of December 31, 2003, the Company has limited disposable cash and its revenues are not sufficient to cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interest it holds in Australia, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful. The Company is effectively debt free (due to the certificates of deposit offsetting notes payable) and could continue to operate at subsistence levels pending development of funding sources.


NOTE 14:   SUBSEQUENT EVENTS

In January 2004, the Company has issued 606,112 shares to its two lending officers to retire their loans plus accrued interest.


NOTE 15:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS  (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2003 and 2002 and for the years then ended.

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

                                           Gas (mcf)        Oil (bbls)
                                         2003     2002     2003    2002
                                        ------   ------   ------  ------
Reserves reported by the Queensland
  government as of June 30, 1997            -        -     3,962   3,962
Additions or adjustments after 1997     15,272   15,272       -       -
Discoveries                                 -        -        -       -
Cumulative previous production          (4,232)  (4,232)  (2,650) (2,287)
Current year production                     -        -      (255)   (363)
                                        ------   ------   ------  ------
Unrecovered reserves                    11,040   11,040    1,057   1,312
                                        ======   ======   ======  ======





            Results of Operations for Producing Activities (1)
              For the Years Ended December 31, 2003 and 2002

                                             2003                 2002
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------  ---------  ---------
Sales of oil and gas                 $   5,355  $  2,270  $   6,807  $      -

Production costs (including taxes)          -         -          -          -
Acquisition, exploration, development   76,785    71,299    123,150    164,348
Depletion                                2,577        -       1,901         -
                                     ---------  --------  ---------  ---------
Results of operations from producing
  activities (excluding corporate
  overhead)                          $ (74,007) $(69,029) $(118,244) $(164,348)
                                     =========  ========  =========  =========

All sales were to unaffiliated entities. Amortization of Australian costs were $10.11 per equivalent barrel for 2003 and 2002. No amortization costs were charged against U.S. revenues as oil sales were an unexpected event.

    Capitalized Costs Relating to Oil and Gas Producing Activities (1)
                      At December 31, 2003 and 2002

                                             2003                 2002
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------  ---------  ---------
Unproved properties (not
    being amortized)                 $ 482,898  $235,647  $ 406,113  $ 164,348
Proved properties (being amortized)    123,572        -     123,572         -
Capitalized pre-acquisition costs           -         -          -          -
                                     ---------  --------  ---------  ---------
   Total Capitalized Costs             606,470   235,647    529,685    164,348

Allowance for excess costs             (33,100)       -     (29,218)        -
Accumulated depletion                  (31,047)       -     (28,470)        -
                                     ---------  --------  ---------  ---------
   Net Capitalized Costs             $ 542,323  $235,647  $ 471,997  $ 164,348
                                     =========  ========  =========  =========

                  Costs Incurred in Oil and Gas Property
               Acquisition, Exploration and Development (1)
              For the Years Ended December 31, 2003 and 2002

                                             2003                 2002
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------  ---------  ---------
Property acquisition costs:
   Proved                            $      -   $     -   $      -   $ 125,000
   Unproved                             76,785        -     123,150         -
   Exploration costs                        -         -          -          -
   Development costs                        -     71,299         -      39,348
                                     ---------  --------  ---------  ---------
Total                                $  76,785  $ 71,299  $ 123,150  $ 164,348
                                     =========  ========  =========  =========

  (1) As mentioned at Note 5, the Company has acquired a working interest in the Park City Gas Field in the U.S. that is being drilled but is not in production. The operator's petroleum engineer has done an estimated calculation of gas in place. However, reserve information (and value) for this property is highly subjective at the time of preparation of these financial statements because the field has opened a previously unexplored area in Kentucky and there has been no way to predict production rates or decline curves. Producible reserves are relatively shallow and there has not been a substantive test of the production rates and rate of decline of the estimated reserves. Because of these facts, a reliable estimate of the timing of production and future cash flows has not been determined. Since reliable information is not available at the time of preparation of these financial statements, the Company has not presented disclosures of reserve information normally required for working interests for this property based on information that management believes could prove to be unreliable or unsupportable.





