Form 10QSB
period 2004-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2004-05-13
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period Ended MARCH 31, 2004

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                       Commission File No. 0-24259


                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)



  British Columbia, Canada                                75-2712845
-------------------------------                        ----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification #)


                      1301 Avenue M, Cisco, TX 76437
          -----------------------------------------------------
          (Address of Principal Executive Offices and Zip Code)

                              (254) 442-2658
            -------------------------------------------------
            Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 7,965,639 shares of common stock, No Par Value, outstanding as of March 31, 2004


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



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements




       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties LTD. as of March 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 28, 2004, we expressed an opinion on those financial statements that was qualified with respect to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



  /s/ Robert Early & Company, P.C.
----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

May 3, 2004



                                    3

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                              BALANCE SHEETS

                                                       March 31,  December 31,
                                                         2004          2003
                                                     -----------   -----------
                                                     (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                         $    17,408   $    16,931
   Cash equivalents, restricted                        1,000,000       250,000
   Royalties receivable                                    2,291         3,854
   Prepaid expenses and other                                185            -
                                                     -----------   -----------
      Total Current Assets                             1,019,884       270,785
                                                     -----------   -----------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                883,053       809,017
   Accumulated depletion                                 (31,525)      (31,047)
                                                     -----------   -----------
      Total Property and Equipment                       851,528       777,970
                                                     -----------   -----------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                 54            54
                                                     -----------   -----------
TOTAL ASSETS                                         $ 1,871,466   $ 1,048,809
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                           $    80,230    $    3,029
   Accrued interest payable                                  632         2,638
   Loans from officers                                    20,000       109,050
   Note payable to bank                                1,000,000       250,000
                                                     -----------   -----------
      Total Current Liabilities                        1,100,862       364,717
                                                     -----------   -----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 5,201,500 shares issued and
      outstanding)                                     1,244,811     1,133,471
   Additional paid in capital                             30,300        29,700
   Accumulated deficit                                  (504,225)     (478,797)
   Other comprehensive income:
      Foreign currency translation adjustment               (282)         (282)
                                                     -----------   -----------
      Total Stockholders' Equity                         770,604       684,092
                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,871,466   $ 1,048,809
                                                     ===========   ===========







See accompanying selected information.
                                    4

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2004 and 2003
                               (Unuadited)

                                                         2004          2003
                                                     -----------   -----------
OIL AND GAS REVENUES                                 $     1,679   $     2,030

COST OF SALES
   Production taxes                                           25            -
   Depletion                                                 478         1,020
                                                     -----------   -----------
   GROSS PROFIT                                            1,176         1,010
                                                     -----------   -----------
OPERATING EXPENSES
   Personnel costs                                        15,609         3,094
   Professional fees                                         118             8
   Promotion and advertising                               1,362           236
   Excess oil and gas costs                                  964            -
   Office expenses                                         3,643           138
   Other                                                   3,293           491
                                                     -----------   -----------
      Total Operating Expenses                            24,989         3,967
                                                     -----------   -----------
OPERATING LOSS                                           (23,813)       (2,957)

OTHER INCOME/(EXPENSE)
   Interest and dividends                                    808           873
   Interest expense                                       (2,084)       (2,493)
                                                     -----------   -----------
NET LOSS BEFORE INCOME TAXES                             (25,089)       (4,577)

   Australian income taxes                                   339           609
                                                     -----------   -----------
NET LOSS                                             $   (25,428)  $    (5,186)
                                                     ===========   ===========

BASIC (LOSS) PER COMMON SHARE                        $     (0.00)  $     (0.00)
                                                     ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                                         7,832,428     6,491,618
                                                     ===========   ===========



See accompanying selected information.
                                    5

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    STATEMENT OF STOCKHOLDERS' EQUITY
                For the Three Months Ended March 31, 2004
                               (Unuadited)


                                                                           Accumulated
                                                  Additional  Accumulated    Other
                                   Common Stock     Paid In    Earnings/  Comprehensive
                                 Shares    Amount   Capital    (Deficit)      Income       Total
                               --------- ---------- --------  ----------    ---------    ---------
BALANCES, 12/31/03             7,359,527 $1,133,471 $ 29,700  $ (478,797)   $    (282)   $ 684,092

Stock issued for notes payable
  to officers and accrued
  interest                       606,112    111,340       -          -            -       111,340

Time and office expenses
    contributed by Officer            -          -       600         -            -           600

Net loss                              -          -        -     (25,428)          -       (25,428)
                               --------- ---------- --------  ---------    ---------    ---------

Balance, September 30, 2003    7,965,639 $1,244,811 $ 30,300  $(504,225)   $    (282)   $ 770,604
                               ========= ========== ========  =========    =========    =========





See accompanying selected information.
                                    6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                         STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2004 and 2003
                               (Unaudited)

                                                         2004          2003
                                                     -----------   -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                         $   (25,428)  $    (5,186)
  Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Depletion and amortization                               478         1,020
    Excess oil and gas costs                                 964            -
    Expenses contributed by officer                          600           600
    Stock issued for interest                              2,290
  Changes in operating assets and liabilities:
    Royalties receivable                                   1,563         1,128
    Prepaids and other                                      (185)         (298)
    Accounts payable and accrued expenses                 75,195             1
                                                     -----------   -----------
Net Cash Provided by/(Used In) Operating Activities       55,477        (2,735)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interest                       (75,000)           -

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from officers                                     20,000            -
                                                     -----------   -----------

Net Increase in Cash                                         477        (2,735)

   Cash, beginning of period                              16,931         8,622
                                                     -----------   -----------
CASH, END OF PERIOD                                  $    17,408   $     5,887
                                                     ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                      $       305   $      1,092
   Interest expense                                        4,090             -

Non-Cash Transactions
   Contributed services and office space                     600            600
   Stock issued for oil and gas costs                         -          58,369
   Stock issued for Notes payabel and interest           111,340             -





See accompanying selected information.
                                    7

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
              SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                               (Unaudited)
                              March 31, 2004



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2003. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 2:   GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has operated over the past year based on loans/stock purchases from its officers. There is no guarantee that such officers will continue to provide operating funds for the Company. In order to pursue its goals and commitments under the Australian concession prospects that it has obtained, the Company will be required to obtain significant funding or to exchange all or portions of its interests in those concessions to meet the minimum expenditure requirements underlying the concessions. Management's plans include attempting to find a drilling company to farm out the working interests under the concessions, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $300 for both the first quarter of 2003 and 2002. The value of office space utilization has also been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.




NOTE 4:   STOCK TRANSACTIONS

During January 2004, the Company issued 606,112 restricted common shares to two officers as repayment for a total of $109,100 in loans made during 2003, plus accrued interest of $2,240.


NOTE 5:   U.S. DRILLING ACTIVITY

During July 2002, the Company purchased a one-eighth (1/8) working interest in developmental wells in Kentucky in exchange for the issuance
of restricted stock.   The total drilling program called for the drilling
of fifty wells on this property with an estimated cost of $80,000 ($10,000 for the Company's interest) per well. The Company had a well-by-well approval basis for its participation and thus may decline to participate in any well. The agreement with the operator was that all of the Company's costs would be paid via the issuance of restricted common stock valued at $1 per share. The Company's President has acquired an equal position and participation interest in this field.

During 2003, the Company issued 501,011 restricted shares for its portion of the drilling costs. This paid the Company's portion of the costs through the completion of the 50-well package. During the first quarter of 2004, the last few wells were drilled. The Company has received some proceeds from the sale of oil from this investment, although this was not an anticipated result. The operator is currently working toward establishing an arrangement that would result in the construction of a gas processing plant and gathering system that would allow sales of the gas discovered on these properties.

Geological analysis has shown that completed wells have identified producible zones with significant potential. However, there is no existing gathering system in the field and the gas will have to be processed to remove excess nitrogen before it can be injected into commercial gas pipelines. These barriers have precluded marketable production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on assumed pressures, porosities, and zone sizes.


NOTE 6:   AUSTRALIAN CONCESSIONS

During March 2004, the Company was a participant in an application for two new petroleum exploration licenses in the State of Victoria, Australia. The Company's share of application fees totaled $25,000. Additional fees will be due if the application is chosen from a group of competing applications. Also, a successful application will result in an obligation to an exploration program as set forth in the application.

The Company also acquired a 0.3% interest in PEL 88 from Australian Grazing & Pastoral Pty., Ltd. (AGP) during the first quarter of 2004. AGP is related the Company. (See related party transactions below.)



NOTE 7:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2003, the Company acquires personnel services from related parties and reimburses them for administrative and other operating expenses on an ongoing basis.

During the first quarter of 2004, the Company issued stock as repayment of loans from officers. Additionally, the Company acquired an interest in an Australian exploration license from Australian Grazing & Pastoral Pty., Ltd. Robert Kamon, the Company's Secretary is President of AGP.


NOTE 8:   SUBSEQUENT EVENTS

During March and April 2004, the Company's officers loaned additional funds to the Company for operating capital and payment of costs of acquiring additional oil and gas interests. In April 2004, the Board of Directors approved a resolution to repay these loans (totaling $119,375) by issuing 669,194 shares of restricted stock to these officers.






Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. As necessary, the Company's President has been active in determining the Company's financial requirements due to his substantial financial position. The Company participated in the drilling of additional wells in Kentucky during the quarter, all of which were successful and a total of 48 wells nearly completes the 50-well commitment in Edmonson County, Kentucky. The Company has a right of first refusal on additional wells in Adair County, Kentucky, for which all costs incurred by the Company have been paid.

Since its organization, ACOR has acquired overriding royalty interests (ORRI's) under eleven (11) concessions covering 11,290,800 gross surface acres in Australia. Production has been discovered on five of the properties where ACOR holds ORRI's. The Company is currently receiving revenues from two of the ORRI's, Authorities to Prospect 299 and 267. Total gross revenues received from ATP 299 and ATP 267 for 2003 were $5,355.

On October 30, 2003, the Board of Directors of ACOR agreed to purchase a 2% Carried Working Interest on the first well to be drilled on PEL 100, located in the Cooper Basin in Australia. This means that the Company does not pay for its share of the costs of this well, but that the Company would incur charges for its 2% share of the costs of all additional wells drilled. Cooper Energy, NL began the drilling of the first well on PEL 100 in April 2004.

A portion of the letter released by Cooper Energy NL is quoted below:

   "Cooper Energy NL (Cooper Energy) as the Operator of PEL 100 is pleased to announce that the contract for the drilling of Acacia Grove-1 exploration well has been executed with OD&E drilling services.

   The Acacia Grove-1 exploration well was spudded on 18 April, 2004. Expected total depth for the well is 9200 metres.

   Acacia Grove-1 is expected to cost approximately $1.5 million. Cooper Energy is obligated to pay for 100% of the well cost to earn 43.33% of PEL 100. To offset the well cost and manage the risk, Cooper Energy has entered into a farm-in agreement with Enterprise Energy NL, who will earn 15% of PEL 100, contingent upon Enterprise Energy NL successfully raising capital.

   The Acacia Grove-1 structure is a four-way dip closure with an estimated most likely oil-in-place of 1.0 million barrels in the basal Jurassic Poolawana Formation and 1.6 million barrels in the Triassic Tinchoo Formation - a total of 2.6 million barrels in place. Acacia Grove-1 is being drilled up-dip of Walkillie-1, a well drilled in 1984 that had minor shows at various levels. Acacia Grove-1 is close to the Keleary Field and the Telopea Field that has produced 1.5 million barrels from the Poolawanna Formation and 0.6 million barrels from the Tinchoo Formation respectively.

   Recent seismic processing and interpretation demonstrates that Walkillie-1 was drilled off the crest of the Acacia Grove Structure, which is the target for Acacia Grove-1.

   Acacia Grove-1 is the first well of Cooper Energy's 2004 national drilling program."

This 146,659 acre oil and gas concession adjoins the Keleary Oil Field. A special pipeline was built to handle the Keleary #2 well. This pipeline runs 84 miles to the Moomba plant and passes through PEL 100. This pipeline should provide both access and market for oil and condensate.

Further, during March 2004, ACOR has applied for two offshore Australian concessions V03-3 and V03-4 in the Bass Straits in conjunction with Holloman Corporation, Ely Sakhai (Individually) and Robert Thorpe (Individually) as equal 25% partners. Both the V03-3 and V03-4 concessions are located in a world-class petroleum province with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas. Both areas are adjacent to giant producing fields and proximal to existing infrastructure and an expanding gas market. Proven petroleum exists with a variety of untested play types, which include potential in deeper stratigraphic levels.

V03-3 is 301,469 acres (1,220 square kilometers). The Angler-1, drilled by Petrofina in 1989, showed two zones with oil shows and a gas bearing reservoir. The well was not commercial in 1989. Calculations suggest that the Angler discovery could yield in excess of 350 billion cubic feet of gas and approximately 3 million barrels of condensate.

V03-4 is 339,769 acres (1,375 kilometers). One well was drilled off-structure; however, the northeast corner has significant fault structures that have not been drilled. The Australian Government has identified four
(4) significant structures on this lease.

No assurances of the granting of either application to ACOR and its partners can be made.

ACOR paid its portion of the application fees and seismic costs for each concession, being $12,500 for each concession, to Australian Grazing & Pastoral Co., Pty. Ltd. (the leasing agent and a related party). If granted ACOR must pay an additional $12,500 each for either or both concessions and will also be obligated to the development program described in the application. Any successful application will be subject to a requirement to assign to AGP 3/4 of 1% Overriding Royalty Interest from each approved property.

Additionally, ACOR owns 7,658,607 Net 100% Working Interest acres in the Cooper-Eromanga oil producing basin, Australia's main onshore oil and gas producing basin. There have been several leads and prospects identified on these net working interest acres with very large anticlines and seismic highs. The Company holds 451,605 net royalty acres under 11,290,800 gross surface acres. These above-mentioned holdings are all located within the States of Queensland and South Australia.

One of these areas, PEL 108, per ACOR's technical staff identification, has a huge anticline consisting of more than 122,000 acres with approximately 300 feet of maximum closure.

In addition, the Company holds 1,396 net royalty acres under 399,000 gross surface acres in VIC/P45 and VIC/P53 in the Bass Straits of Victoria, Australia, the most prolific producing basin in Australia.

In Kentucky, beginning in 2002, the Company made a significant change in operations by including domestic oil and gas in its exploration activities.

The Company entered into an Agreement with Resource and Energy
Technologies Company for the drilling and development of oil and gas in the Park City Field Prospect in Edmonson County, Kentucky. This field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee.

ACOR has a 1/8th Working Interest in this initial 50-well development program as does the Company's President. (See Note 7 "Related Party Transactions.")

As of April 5, 2004, a total of 48 wells have been drilled and paid for in Edmonson County, Kentucky. The other two wells have been staked and are ready for drilling.

The development of the Kentucky properties has been very successful. ACOR has paid its drilling costs with restricted common stock based on a value of $1.00 per share. Ely Sakhai, President of ACOR, is paying cash for his equal portion of the drilling costs.

Currently, negotiations are being held to finalize plans for a gathering system and membrane-type gas plant to process and sell the gas commercially. A plant and gathering system are essential to the success of the project. No assurance can be given that the plant and gathering system can be financed on terms acceptable to the Company. The turnkey price for the plant and gathering system is estimated at $5,000,000. This is the most modern technology available and will process 5,000,000 cubic feet per day.

The gas must be processed before sale due to a high nitrogen content. The nitrogen content must be reduced from 16% to 4% and other liquids must be stripped from the gas prior to its acceptance by a pipeline.

Liquidity and Capital Resources

ACOR's principal assets are in Australia consisting of 11,290,800 acres of gross surface with overriding royalty interest and 7,565,674 net acres of working interests. This positions ACOR to use the acreage for the best interest of the Company.

The Company experienced an increase in total assets, due to additional wells drilled in Kentucky from March 31, 2003 from $952,368 to March 31, 2004 of $1,871,466. While the Kentucky wells are shown with no reserve amounts, conservative "gas-in-place" studies indicate possible "gas-in-place" of 13 to 14 billion cubic feet of gas, based upon 35 to 40 wells.

Total Current Assets increased by over 51% from March 31, 2003 to March 31, 2004. The Company's Total Current Assets as of March 31, 2004, was $1,019,884 with Total Current Liabilities of $1,100,862, giving a liquidity ratio of 0.93 to 1.0. The Company's cash position was $1,017,408 on March 31, 2004 compared with $266,931 and $255,887 on December 31, 2003 and March 31, 2003 respectively. The Company continues to have no long-term debt.

Stockholders' Equity increased when comparing March 31, 2004 ($770,604) to December 31, 2003, March 31, 2003 being $684,092 and $697,480 respectively. The increase in stockholders' equity is due to the issuance of stock to officers in repayment of their loans to the Company.

Management believes that its access to cash is sufficient to fund immediate administrative needs. However, long- term plans are expected to require significant additional capital and there is no assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company plans to farm-out interests in the oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or other sources, the Company may not be able to achieve some of its future goals.

Results of Operations

Oil and gas revenues decreased when comparing the three months ended March 31, 2004 ($1,679) to the three months ended March 31, 2003 ($2,030).
These fluctuations in revenues are primarily due to changes in the price of oil and additional expenses. Total Operating Expenses were $24,989 for the three months ended March 31, 2004 compared with $3,967 for the quarter ended March 31, 2003. The principal reasons for the increase is due to personnel, advertising and associated costs.

The Company's operating loss was $23,813 for the quarter ended March 31, 2004 compared with an operating loss of $2,957 for the same period in 2003. The net loss for the three months ended March 31, 2004 was $25,428 compared with a net loss of $5,186 for the quarter ended March 31, 2003. The increase in net loss is attributable, as described in the paragraph above, as principally personnel, advertising and associated costs.

The Company has issued a total of 829,697 shares during 2002 and 2003 for its interest in the Kentucky drilling program. All wells drilled are paid in full.

Disclosure Regarding Forward-Looking Statements

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

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

   (b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.


                       PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   Exhibit 31.1   --  Certification of President and Chief Executive
                      Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.2   --  Certification of Secretary and Chief Financial
                      Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32     --  Certification of Chief Executive Officer and Chief
                      Financial Officer pursuant to Section 906 of the Sorbanes-Oxley Act of 2002


   Reports on Form 8-K --  Filed on March 18, 2004. The Company's
                           President is involved in personal litigation. This matter is not connected in any manner with the Company's business or its affairs.



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Australian-Canadian Oil Royalties LTD.


Date:   May 13, 2004                  /s/  ROBERT KAMON
                                    ----------------------------------
                                    By: Robert Kamon, Secretary and
                                    Principal Financial Officer


