Form 10QSB
period 2004-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2004-08-13
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended JUNE 30, 2004

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from                to               .


                         Commission File No. 0-24259


                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



   British Columbia, Canada                                 75-2712845
-------------------------------                         -----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification #)


     1304 Avenue M, Cisco, TX                                 76437
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

                                (254) 442-2658
              -------------------------------------------------
              Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 8,728,833 shares of common stock, No Par Value, outstanding as of June 30, 2004


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


Exhibits  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17





                                      2




PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements




   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties LTD. as of June 30, 2004, and the related statements of operations for three and six months, and stockholders' equity and cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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



  /s/ Robert Early & Company, P.C.
-----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

August 3, 2004



                                      3

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                               BALANCE SHEETS

                                                       June 30,   December 31,
                                                         2004         2003
                                                      ----------   ----------
                                                     (Unaudited)
                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $    6,972   $   16,931
   Cash equivalents, restricted                        1,000,000      250,000
   Production receivable                                   3,956        3,854
   Prepaid expenses and other                              6,955           -
                                                      ----------   ----------
      Total Current Assets                             1,017,883      270,785
                                                      ----------   ----------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                907,928      809,017
   Accumulated depletion                                 (33,787)     (31,047)
                                                      ----------   ----------
      Total Property and Equipment                       874,141      777,970

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                154           54
                                                      ----------   ----------
TOTAL ASSETS                                          $1,892,178   $1,048,809
                                                      ==========   ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                            $    3,806    $   3,029
   Accrued interest payable                                  679        2,638
   Loans from officers                                    32,000      109,050
   Note payable to bank                                1,000,000      250,000
                                                      ----------   ----------
      Total Current Liabilities                        1,036,485      364,717
                                                      ----------   ----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
     no par string; 8,728,833 and 7,359,527
     shares issued and outstanding)                    1,373,629    1,133,471
   Additional paid in capital                             30,900       29,700
   Accumulated deficit                                  (548,554)    (478,797)
   Other comprehensive income:
      Foreign currency translation adjustment               (282)        (282)
                                                      ----------   ----------
      Total Stockholders' Equity                         855,693      684,092
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,892,178   $1,048,809
                                                      ==========   ==========



See accompanying selected information.
                                      4

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                           STATEMENTS OF OPERATIONS
            For Three and Six Months Ended June 30, 2004 and 2003
                                 (Unaudited)


                                           Three Months          Six Months
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------

OIL AND GAS REVENUES                    $  6,825  $  1,534  $  8,504  $  3,564

COST OF SALES
   Production taxes                          111        -        136        -
   Lease operating expenses                2,643        -      2,643        -
   Depletion                               2,262       924     2,740     1,945
                                        --------  --------  --------  --------
   GROSS PROFIT                            1,809       610     2,985     1,619
                                        --------  --------  --------  --------
OPERATING EXPENSES
   Personnel costs                        20,535     1,191    36,144     4,285
   Professional fees                       9,225    14,018     9,343    14,026
   Promotion and advertising               4,012     5,389     5,374     5,625
   Excess oil and gas costs                   -         -        964        -
   Office expenses                         3,356        -      6,999        -
   Other                                   2,246       872     5,539     1,500
                                        --------  --------  --------  --------
      Total Operating Expenses            39,374    21,470    64,363    25,436
                                        --------  --------  --------  --------
OPERATING LOSS                           (37,565)  (20,860)  (61,378)  (23,817)

OTHER INCOME/(EXPENSE)
   Interest and dividends                  2,514       810     3,322     1,683
   Interest expense                       (7,970)   (2,843)  (10,054)   (5,336)
                                        --------  --------  --------  --------
NET LOSS BEFORE INCOME TAXES             (43,021)  (22,893)  (68,110)  (27,470)

   Australian income taxes                 1,308       460     1,647     1,069
                                        --------  --------  --------  --------

NET LOSS                                $(44,329) $(23,353) $(69,757) $(28,539)
                                        ========  ========  ========  ========

EARNINGS/(LOSS) PER SHARE:
   Basic and Diluted                    $  (0.01) $  (0.00) $  (0.01) $  (0.00)
                                        ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
   Basic                               8,356,519 6,570,451 8,094,473 6,531,252
                                       ========= ========= ========= =========





See accompanying selected information.
                                      5

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                     STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended June 30, 2004
                                (Unuadited)
                                                                             Accumulated
                                                    Additional  Accumulated    Other
                                     Common Stock     Paid In    Earnings/  Comprehensive
                                   Shares    Amount   Capital    (Deficit)      Income       Total
                                 --------- ---------- --------  ----------    ---------    ---------
BALANCES, 12/31/03               7,359,527 $1,133,471 $ 29,700  $ (478,797)   $    (282)   $ 684,092

Stock issued for :
  Notes and accrued interest
    payable to officers          1,269,306    231,158       -           -            -       231,158
  Public relations services        100,000      9,000       -           -            -         9,000

Time and office expenses
    contributed by Officer              -          -     1,200          -            -         1,200


Net loss                                -          -        -      (69,757)          -       (69,757)
                                 --------- ---------- --------  ----------    ---------    ---------

Balance, June 30, 2004           8,728,833 $1,373,629 $ 30,900  $ (548,554)   $    (282)   $ 855,693
                                 ========= ========== ========  ==========    =========    =========

















See accompanying selected information.
                                      6

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                           STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2004 and 2003
                                 (Unaudited)


                                                         2004          2003
                                                     -----------   -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                         $   (69,757)  $   (28,540)
  Adjustments to reconcile net loss to cash
     used in operating activities:
    Depletion and amortization                             2,740         1,945
    Allowance for excess oil and gas costs                   964            -
    Expenses contributed by officer                        1,200         1,200
    Stock issued for expenses                              4,983            -
  Changes in operating assets and liabilities:
    Production receivable                                   (102)        1,160
    Prepaids and other                                      (205)
    Accounts payable and accrued expenses                 (1,182)       (3,630)
                                                     -----------   -----------
    Net Cash (Used In) Operating Activities              (61,359)      (27,865)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interest                       (99,875)      (32,500)
  Investment in subsidiary                                  (100)           -
                                                     -----------   -----------
    Net Cash (Used In) Investing Activities              (99,975)      (32,500)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from officers                                    151,375        54,500
                                                     -----------   -----------
    NET INCREASE IN CASH                                  (9,959)       (5,865)

CASH, BEGINNING OF PERIOD                                 16,931         8,622
                                                     -----------   -----------
CASH, END OF PERIOD                                  $     6,972   $     2,757
                                                     ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:


Interest and Income Taxes Paid
   Income taxes                                      $     2,164   $     1,566
   Interest expense                                        9,330         4,986

Non-Cash Transactions
  Contributed services and office space                   1,200          1,200
  Stock issued for:
    Oil and gas costs                                        -         110,586
    Notes payable (& interest of $2,683)                232,358             -
    Services (and prepaid services of $6,750)             9,000             -





See accompanying selected information.
                                      7

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                 (Unaudited)
                                June 30, 2004


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2003. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of
Part 1. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 2:   GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has operated over the past year based on loans/stock purchases from its officers. There is no guarantee that such officers will continue to provide operating funds for the Company. In order to pursue its goals and commitments under the Australian concession prospects that it has obtained, the Company will be required to obtain significant funding or to exchange all or portions of its interests in those concessions to meet the minimum expenditure requirements underlying the concessions. Management's plans include attempting to find a drilling company to farm out the working interests under the concessions, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funding.
There is no assurance that Management's plans will be successful.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $300 per quarter for all periods presented. The value of office space utilization has also been estimated at $300 per quarter for both years. These costs have been recorded as expenses and as additional capital.


NOTE 4:   STOCK TRANSACTIONS

During January 2004, the Company issued 606,112 restricted common shares to two officers as repayment of a total of $109,100 in loans made during 2003, plus accrued interest of $2,240.

During May 2004, the Company issued 663,194 restricted common shares to two officers as repayment of a total of $119,375 in loans made during March and April 2004 plus accrued interest of $443. The Company also issued 100,000 shares valued at $9,000 for public relations services to be provided during the remainder of 2004.


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

The Company has issued 829,697 restricted shares for its portion of the drilling costs. This paid the Company's portion of the costs through the completion of the 50-well package. During the first quarter of 2004, the last few wells were drilled. The Company has received some proceeds from the sale of oil from this investment, although this was not an anticipated result. The operator is currently working toward establishing an arrangement that would result in the construction of a gas processing plant and gathering system that would allow sales of the gas discovered on these properties.

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


NOTE 7:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2003, the Company acquires personnel services from related entities and reimburses them for administrative and other operating expenses on an ongoing basis.

As discussed at Note 4, the Company has issued stock as repayment of loans from officers. Additionally, the Company acquired an interest in an Australian exploration license from Australian Grazing & Pastoral Pty., Ltd. Robert Kamon, the Company's Secretary, is President of AGP.


NOTE 8:   SUBSEQUENT EVENTS

During June 2004, the Company's directors authorized the purchase of certain interests in Australian concessions for a total of $218,000. This purchase has yet to be funded through the end of July.

















Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. As necessary, the Company's President has been active in determining the Company's financial requirements due to his substantial financial position. The Company participated in the drilling of additional wells in Kentucky during the quarter, all of which were successful under an approximately 50-well commitment in Edmonson County, Kentucky. The Company has a right of first refusal on additional wells in Adair County, Kentucky, for which all costs incurred by the Company have been paid.

Since its organization, ACOR has acquired overriding royalty interests (ORRI's) under sixteen concessions covering 13,067,946 gross surface acres in Australia. Production has been discovered on four of the properties where ACOR holds ORRI's. The Company is currently receiving revenues from three of the ORRI's, Authorities to Prospect 299, 267, and 560. The fourth property is shut in due to transportation costs. Gross revenues received from ATP 299 and ATP 267 for 2003 totaled $5,355.

During March 2004, ACOR applied for two offshore Australian concessions V03-3 and V03-4 in the Bass Straits in conjunction with Holloman Corporation, Ely Sakhai (Individually) and Robert Thorpe (Individually) as equal 25% partners. Both the V03-3 and V03-4 concessions are located in a world-class petroleum province with remaining reserves estimated at 600 million barrels of oil and five trillion cubic feet of gas. Both areas are adjacent to giant producing fields and proximal to existing infrastructure and an expanding gas market. Proven petroleum reserves exist with a variety of untested play types, including potential in deeper stratigraphic levels.

V03-3 is 301,469 acres. The Angler-1, drilled by Petrofina in 1989, showed two zones with oil shows and a gas bearing reservoir. The well was not commercially viable in 1989. Calculations suggest that the Angler discovery could yield more than 350 billion cubic feet of gas and approximately three million barrels of condensate.

V03-4 is 339,769 acres. One well was previously drilled off-structure. However, the northeast corner has significant fault structures that have not been drilled. The Australian Government has identified four significant structures on this lease.

No assurances of the granting of either application to ACOR and its partners can be made. However, should either grant be received, new investment partners are interested in providing additional capital to each application.

ACOR paid its portion of the application fees and seismic costs for each concession, being $12,500 for each concession, to Australian Grazing & Pastoral Co., Pty. Ltd. (AGP, the leasing agent and a related party). If granted, ACOR must pay an additional $12,500 each for either or both concessions and will also be obligated to its share of the development program described in the application. Each successful application will also be subject to a contractual requirement to assign a 3/4 of 1% overriding royalty interest to AGP. ACOR is negotiating with Upstream Petroleum, Pty. Ltd. to act as operator on V03-3, subject to grant of the concession. A contract for the first three years of seismic on V03-4 has been let to Holloman Corporation, again subject to grant of the concession.

ACOR owns 100% working interest in 6,574,348 acres in the Cooper-Eromanga oil producing basin (Australia's main onshore oil and gas producing area). There have been many leads and prospects with very large anticlines and seismic highs identified on these working interest acres. The Company also holds approximately 451,600 net royalty acres under 13,067,946 gross surface acres. These holdings are all located within the States of Queensland, South Australia, and Victoria (offshore).

One of these areas, PEL 108, per identification by ACOR's technical staff, has a huge anticline consisting of more than 122,000 acres with approximately 500 feet of maximum closure.

Included in the above, the Company holds 2,019 net royalty acres under 553,430 gross surface acres in VIC/P45, VIC/P53, and VIC/P54 in the Bass Strait offshore Victoria, Australia, the most prolific offshore oil producing basin in Australia.

In Kentucky, beginning in 2002, the Company made a significant change in operations by including domestic oil and gas in its exploration activities. The Company entered into an agreement with Resource and Energy Technologies Company for the drilling and development of oil and gas wells in the Park City Field Prospect in Edmonson and Adair Counties, Kentucky. This field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee. ACOR has a 1/8th working interest in the development program, as does the Company's President (See Note 7 "Related Party Transactions.")

The development of the Kentucky properties have been very successful. As of June 30, 2004, all of the approximate 50-well commitment had been drilled and paid for by the Company. Drilling costs for ACOR are paid with restricted stock based on a value of $1.00 per share. Ely Sakhai, President of ACOR, is paying cash for his equal portion of the drilling costs.

The gas from this field must be processed before sale due to a high nitrogen content. The nitrogen content must be reduced from 16% to 4% and other liquids must be stripped from the gas prior to its acceptance by a pipeline.

Currently, negotiations are being held to finalize plans for a membrane-type gas plant and a gathering system to process and sell the gas commercially. As both plant and gathering system are essential to the economic viability of the project, no assurance can be given that the plant and gathering system can be financed on terms acceptable to the Company. The turnkey price for the plant and gathering system is estimated at $5,500,000. This is the most modern technology available and has been planned to be capable of processing 5,000,000 cubic feet per day. Four investor groups are interested in financing the plant. Holloman Corporation has agreed to fund $1,500,000 of the total $5,550,000 needed for the plant and gathering system.


Liquidity and Capital Resources

ACOR's principal assets are in Australia consisting of 13,067,946 acres of gross surface with overriding royalty interest and 6,721,007 net acres of working interests. This positions ACOR to use the acreage for the best interest of the Company.

The Company experienced an $859,478 increase in total assets in comparing the totals for June 30, 2003 and June 30, 2004 of $1,032,700 and $1,892,178,
respectively.

Total Current Assets increased by 55% from June 30, 2003 to June 30, 2004. The Company's Total Current Assets as of June 30, 2004, were $1,017,883 with Total Current Liabilities of $1,036,485, giving a liquidity ratio of 0.98 to
1.02. The Company's cash position was $1,006,972 on June 30, 2004 compared with $266,931 and $252,757 on December 31, 2003 and June 30, 2003,
respectively. $1,000,000 of this cash position is collateral for short-term notes payable. The Company continues to have no long-term debt.

Stockholders' Equity increased when comparing June 30, 2004 ($855,693) to December 31, 2003, June 30, 2003 being $684,092 and $726,943, respectively.
The increase in stockholders' equity is due to the issuance of stock to officers in repayment of their loans to the Company.

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

Results of Operations

Oil and gas revenues increased when comparing the three months ended June 30, 2004 ($6,825) to the three months ended March 31, 2004 ($1,679) and to the three months ended June 30, 2003 ($1,534). This increase is due to receiving royalty income on ATP 560P. Total Operating Expenses were $39,374 for the three months ended June 30, 2004 compared with $24,989 for the quarter ended March 31, 2004 and $21,470 for the quarter ended June 30, 2003. The increase in operating expenses for the current quarter over the quarter ended March 31, 2004 is mostly attributable to the increase in personnel costs. The current quarter compared with the same period last year reports an increase of $17,903 in operating expenses. Personnel costs increased $19,344, professional fees decreased $4,793, promotion and advertising expenses decreased $1,377, and office and other expenses increased $4,730 in comparing the second quarter of 2004 to the second quarter of 2003. The Company had a net loss of $44,329 for the three months period ended June 30, 2004 compared with $23,353 for the same period ended June 30, 2003.

In comparing the six months figures for June 30, 2004 with June 30, 2003, oil and gas revenues increased from $3,564 in 2003 to $8,504 in 2004. Total Operating Expenses were $25,436 for the six months ended June 30, 2003 compared with $64,363 for the six months ended June 30, 2004. The Company had a net loss of $28,539 and $69,757 respectively in comparing the six months ended June 30, 2003 and June 30, 2004.


New ORRI in Australia

ACOR has purchased a 1/10th of 1% ORRI under PEL 111 & PEL 115 which are located in South Australia in the prolific Cooper/Eromanga Basin. The concessions are all part of a giant area held for almost 40 years by Santos/Exxon. The Government forced Santos/Exxon to give up this area in 1998.

PEL 115 consists of 1,106 sq. kms that surround the major Toolachee, Dullangari, and Della gas fields with cumulative estimated recoverable reserves of 1.4 trillion cubic feet of gas and 31 million barrels of oil.
Some 31 oil and gas prospects and leads have been defined on 2D and 3D seismic within PEL 115. All areas of the PEL 115 permit have good access to existing oil and gas pipelines and production infrastructure. Three wells, including the Almonta Prospect, are scheduled to be drilled on PEL 115 by the end of 2004.

Impress Ventures NL, a working interest partner in PEL 111 and PEL 115, states the following:

"The Hornet Prospect, a robust 3D controlled feature in the center of Permit 115, is 8 km to the Northeast of the giant Toolachee gas field that has reserves estimated at 1 Trillion cubic feet of gas. The Hornet Prospect has significant upside gas reserves potential if the stratigraphic component of the target Permian Patchawarra Formation traps hydrocarbons. The upside recoverable gas potential is in excess of 25 Billion cubic feet (BCF) of gas while the four-way closure has potential for 11 BCF. The next well to be drilled immediately following the Hornet well is expected to be the Ventura Prospect, a large four-way closed feature to the Southwest of the Narcoonowie oil field with a potential to hold recoverable reserves of up to nine million barrels of oil and 58 BCF of gas. Drilling is expecting to commence in October 2004 on PEL 111 with the Catalina Prospect located 8 km Northeast of the Fly Lake oil and gas field. The Catalina Prospect is a low risk closed feature with the potential to contain recoverable reserves of 25 BCF of gas and four million barrels of oil."

ACOR also holds a 2% working interest under PEL 100 in South Australia and is currently participating in a seismic program on this area. The Company is excited about the opportunity this working interest holds.

      Cumulative Gas and Oil Production (By Field) In and Around PEL 115

                                      Gas                     Oil
                                  -----------           ---------------
    Dullingari                    243.206 BCF           10,235,442 bbls
    Dullingari North               43.981 BCF              214,986 bbls
    Narcoonowie                                            670,000 bbls
    Toolachee                       4.466 BCF
    Toolachee East                 97.818 BCF
    Toolachee North                 2.638 BCF
    Toolachee NE                   23.334 BCF
    Toolachee NW                   13.053 BCF
    Toolachee West                346.939 BCF
    Mundi/Tarawonga                29.901 BCF
    Allambi                         4.578 BCF
    Munkarie                      123.193 BCF
    Marsilea                        5.216 BCF
    Caraka                          2.707 BCF
    Della                         661.550 BCF

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


                   PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   Exhibit 31.1 -- Certification of President and Chief Executive Officer
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 31.2 -- Certification of Secretary and Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32  --  Certification of Chief Executive Officer and Chief
                   Financial Officer pursuant to Section 906 of the Sorbanes-Oxley Act of 2002



   Reports on Form 8-K --     None




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Australian-Canadian Oil Royalties LTD.


Date:   August 10, 2004                  /s/  ROBERT KAMON
                                        ----------------------------------
                                        By: Robert Kamon, Secretary and
                                        Principal Financial Officer










