Form 10QSB
period 2004-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2004-11-09
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended SEPTEMBER 30, 2004

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



         There were 10,484,944 shares of common stock, No Par Value, outstanding as of October 30, 2004


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




PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements




         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties LTD.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties LTD. as of September 30, 2004, and the related statements of operations for three and nine months, and stockholders' equity and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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



  /s/ Robert Early & Company, P.C.
----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

October 29, 2004



                                      3

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                BALANCE SHEETS

                                                   September 30,  December 31,
                                                         2004         2003
                                                     -----------   ----------
                                                     (Unaudited)

                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $    7,041   $   16,931
   Cash equivalents, restricted                        1,000,000      250,000
   Production receivable                                   4,045        3,854
   Prepaid expenses and other                              4,705           -
                                                      ----------   ----------
      Total Current Assets                             1,015,791      270,785
                                                      ----------   ----------
PROPERTY AND EQUIPMENT
   Oil and gas properties                              1,053,708      809,017
   Accumulated depletion                                 (37,807)     (31,047)
                                                      ----------   ----------
      Total Property and Equipment                     1,015,901      777,970
                                                      ----------   ----------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                154           54
                                                      ----------   ----------

TOTAL ASSETS                                          $2,031,846   $1,048,809
                                                      ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                            $    7,844   $    3,029
   Accrued interest payable                                1,422        2,638
   Loans from officers                                    99,000      109,050
   Note payable to bank                                1,000,000      250,000
                                                      ----------   ----------
      Total Current Liabilities                        1,108,266      364,717
                                                      ----------   ----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
     no par string; 9,939,944 and 7,359,527 shares
   issued and outstanding)                             1,482,629    1,133,471
   Additional paid in capital                             31,500       29,700
   Accumulated deficit                                  (590,267)    (478,797)
   Other comprehensive income:
      Foreign currency translation adjustment               (282)        (282)
                                                      ----------   ----------
      Total Stockholders' Equity                         923,580      684,092
                                                      ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $2,031,846   $1,048,809
                                                      ==========   ==========


See accompanying selected information.
                                      4

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                           STATEMENTS OF OPERATIONS
         For Three and Nine Months Ended September 30, 2004 and 2003
                                 (Unaudited)


                                           Three Months         Nine Months
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------
OIL AND GAS REVENUES                    $  7,331  $    662  $ 15,835  $  4,226

COST OF SALES
   Production taxes                          126        -        262        -
   Lease operating expenses                1,846        -      4,489        -
   Depletion                               4,020       684     6,760     2,628
                                        --------  --------  --------  --------

   GROSS PROFIT                            1,339       (22)    4,324     1,598
                                        --------  --------  --------  --------
OPERATING EXPENSES
   Personnel costs                        19,995    20,025    56,139    23,710
   Professional fees                       7,335     3,245    16,678     9,536
   Promotion and advertising               5,165     3,863    10,539     9,488
   Excess oil and gas costs                   -         -        964        -
   Office expenses                         2,523     1,297     9,522     1,982
   Other                                     906     3,942     6,445    13,092
                                        --------  --------  --------  --------
      Total Operating Expenses            35,924    32,372   100,287    57,808
                                        --------  --------  --------  --------

OPERATING LOSS                           (34,585)  (32,394)  (95,963)  (56,210)

OTHER INCOME/(EXPENSE)
   Interest and dividends                  2,493       748     5,815     2,431
   Interest expense                       (8,263)   (3,147)  (18,317)   (8,483)
                                        --------  --------  --------  --------
NET LOSS BEFORE INCOME TAXES             (40,355)  (34,793) (108,465)  (62,262)
   Australian income taxes                 1,358       198     3,005     1,268
                                        --------  --------  --------  --------

NET LOSS                                $(41,713) $(34,991) $111,470) $(63,530)
                                        ========  ========  ========  ========

EARNINGS/(LOSS) PER SHARE:
   Basic and Diluted                    $ (0.00)  $  (0.01) $  (0.01) $  (0.01)
                                        ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
   Basic                               9,926,780 6,826,777 8,709,700 6,630,837
                                       ========= ========= ========= =========





See accompanying selected information.
                                      5

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                      STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 2004


                                                                             Accumulated
                                                    Additional  Accumulated    Other
                                     Common Stock     Paid In    Earnings/  Comprehensive
                                   Shares    Amount   Capital    (Deficit)      Income       Total
                                 --------- ---------- --------  ----------    ---------    ---------

Balances, 12/31/03               7,359,527 $1,133,471 $ 29,700  $ (478,797)   $    (282)   $ 684,092


Stock issued for:
  Notes and accrued interest
    payable to officers          1,269,306    231,158       -           -            -       231,158
  Public relations services        100,000      9,000       -           -            -         9,000
  Oil and gas properties         1,211,111    109,000       -           -            -       109,000

Time and office expenses
    contributed by Officer              -          -     1,800          -            -         1,800


Net loss                                -          -        -     (111,470)          -      (111,470)
                                 --------- ---------- --------  ----------    ---------    ---------

Balance, September 30, 2004      9,939,944 $1,482,629 $ 31,500  $ (590,267)   $    (282)   $ 923,580
                                 ========= ========== ========  ==========    =========    =========














See accompanying selected information.
                                      6

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2004 and 2003
                                 (Unaudited)

                                                         2004          2003
                                                     -----------   -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                         $  (111,470)  $   (63,530)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depletion and amortization                             6,760         2,628
    Allowance for excess oil and gas costs                   964           850
    Expenses contributed by officer                        1,800         1,800
    Stock issued for expenses                              4,983         7,990
  Changes in operating assets and liabilities:
    Production receivable                                   (191)        2,339
    Prepaids and other                                     2,045            -
    Accounts payable and accrued expenses                  3,599        20,350
                                                     -----------   -----------
Net Cash (Used In) Operating Activities                  (91,510)      (27,573)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas interest                      (136,655)      (47,835)
  Investment in subsidiary                                  (100)           -
                                                     -----------   -----------
Net Cash (Used In) Investing Activities                 (136,755)      (47,835)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                       -         22,500
  Loans from officers                                    218,375        54,500
                                                     -----------   -----------
Total cash provided by financing activities              218,375        77,000
                                                     -----------   -----------

NET INCREASE IN CASH                                      (9,890)        1,592

CASH, BEGINNING OF PERIOD                                 16,931         8,622
                                                     -----------   -----------

CASH, END OF PERIOD                                  $     7,041   $    10,214
                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Income Taxes Paid
   Income taxes                                      $     3,487   $     2,274
   Interest expense                                       16,850         7,479
Non-Cash Transactions
   Contributed services and office space                   1,800         1,800
   Stock issued for oil and gas costs                    109,000       203,046
   Stock issued for Notes payable
      (and interest of $2,683)                           231,158            -
   Stock issued for services
      (and prepaid services of $6,750)                     9,000         7,990

See accompanying selected information.
                                      7

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                             September 30, 2004



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2003. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of
Part 1. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

During June 2004, the Company's directors approved the purchase of overriding royalty interests in Australian concessions/petroleum exploration licenses for cash or restricted common stock. During the third quarter, the Company issued 1,211,111 restricted common shares valued at $109,000 for interests described at Note 6.

Also, see the description of subsequent events at Note 8.


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

During 2003, the Company issued 501,011 restricted shares for its portion of the drilling costs. This paid the Company's portion of the costs through the completion of the 50-well package. During the first quarter of 2004, the last few wells were drilled. The Company has received some proceeds from the sale of oil from this investment, although this was not an anticipated result and has not yet exceeded operating costs.

Geological analysis has shown that completed wells have identified producible zones with significant potential. However, there is no existing gathering system in the field and the gas will have to be processed to remove excess nitrogen before it can be injected into commercial gas pipelines. These barriers have precluded marketable production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on assumed pressures, porosities, and zone sizes. The operator has reported an arrangement for the financing of a gas processing plant and gathering system that would allow sales of the gas discovered on these properties. Initiation of gas sales may occur in the latter part of the first quarter of 2005.


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

During the first quarter of 2004, the Company acquired a 2% carried working interest in PEL 100 from International Oil Lease Service, Inc. (IOLS) for $50,000, and paid $14,375 for its share of fees on PEL's 108, 109, and 112. During the second quarter, the Company paid $10,280 for seismic information on PEL 100.

During the third quarter of 2004, the Company paid $37,000 for additional fees on its successful PEL 108 application. It also purchased 0.1% overriding royalty interests (ORRI) under PEL's 111 and 115 as well as a 0.05% ORRI under VIC/P45 from IOLS. Additionally, ORRI's of 0.1% were purchased from Australian Grazing & Pastoral Pty., Ltd. (AGP) under each of PEL's 86, 87, and 89 during the third quarter. These interests were paid for with restricted stock valued at $109,000. AGP and IOLS are entities related the Company.
(See related party transactions below.)

Also, see the description of subsequent events at Note 8.


NOTE 7:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2003, the Company acquires personnel services from related entities and reimburses them for administrative and other operating expenses on an ongoing basis.

As discussed at Note 4 and Note 8, the Company has issued stock as repayment of loans from officers. Additionally, the Company has acquired interests in Australian exploration licenses from Australian Grazing & Pastoral Pty., Ltd. and International Oil Lease Service, Inc. Robert Kamon, the Company's Secretary, is President of AGP and IOLS.


NOTE 8:   SUBSEQUENT EVENTS

During October 2004, the Company has issued 545,000 restricted common shares to officers in repayment of $109,000 in loans from those officers.

During October 2004, the Company has been notified that it has been awarded an exploration license for its application on VIC/P60.



Item 2.  Management's Discussion and Analysis and Plan of Operations

GENERAL DISCUSSION:

The Company has been very active on several fronts in efforts to increase market interest in the Company's stock and to obtain additional working and royalty interests, both domestically and offshore. The Company has no long-term debt. Drilling, completion, and sale of domestic and offshore gas and oil is in progress.

The Company shows the following newly acquired royalty interests, producing overriding royalty interests, non- producing overriding royalty interests and working interest holdings:

                 Newly Acquired Overriding Royalty Interests

                                                   Percentage of       Net
                 Concession             Gross         1% Gross       Royalty
     Area          Holder               Acres        Production       Acres
  -----------   --------------       ----------    -------------     -------
  Bass Strait
  VIC/P45       BHP Billiton            214,896            5%            856
  VIC/P53       Texas Crude             182,858            5%            731
  VIC/P54       Apache Energy           155,676            5%            623

  Cooper-eromanga Basin
  PEL 86        Victoria Pet.         1,066,000           10%          8,528
  PEL 87        Victoria Pet.         1,066,000           10%          8,528
  PEL 88        Cooper Energy         1,230,000           30%         29,520
  PEL 89        Victoria Pet.         1,208,000           10%          9,664
  PEL 111       Victoria Pet.           292,819           10%            232
  PEL 115       Victoria Pet.           273,297           10%          2,186
                                     ----------                      -------
         Totals                       5,689,546                       60,868
                                     ==========                      =======

                    Producing Overriding Royalty Interests

                                                   Percentage of       Net
                 Concession              Gross        1% Gross       Royalty
      Area         Holder                Acres       Production       Acres
  -----------   --------------        ----------   -------------     -------
  267           Santos                   220,800        17.15%         3,029
   21 Wells
  299           Santos                   441,600         5.75%         2,031
   65 Wells
  543           Vernon E. Faulconer      956,800        25.00%        19,136
   1 Well         Australia, Inc.
  560           First Sourcenergy        625,600        25.00%        12,512
   3 Wells        Group Inc.
  Patchawarra   Santos                    18,400         6.25%            92
                                      ----------                     -------
        Totals                         2,263,200                      36,800
                                      ==========                     =======

                  Non-Producing Overriding Royalty Interest

                                                   Percentage of       Net
                 Concession              Gross        1% Gross       Royalty
      Area         Holder                Acres       Production       Acres
  -----------   --------------        ----------   -------------     -------
  Cooper-Eromanga Basin
  ATP 554       DyAd Australia           110,400       25.00%          2,208
                  Inc.
  ATP 582       Cooper-Eromanga        6,716,000       67.10%        360,515
                  Oil, Inc.
  ATP 616       East Jackson             147,200      333.33%         39,253
                                      ----------                     -------
             Totals                    6,973,600                     401,976
                                      ==========                     =======

                          Working Interest Holdings

                                                  Percentage of       Net
                 Concession             Gross        1% Gross         W.I.
      Area         Holder               Acres       Production       Acres
  -----------   --------------       ----------   -------------    ---------
  ATP 582       Cooper-Eromanga       6,716,000         100%       6,716,000
                  Oil, Inc.
  PEL 100       Cooper Energy           146,659           2%           2,933
  PEL 108       ACOR/Sakhai             506,811          50%         253,406
  PEL 109       ACOR/Sakhai             372,633          50%         186,317
  PEL 112       ACOR/Sakhai             818,904          50%         409,452
                                     ----------                    ---------
          Totals                      8,561,007                    7,568,108
                                     ==========                    =========

                       COOPER-EROMANGA BASIN

The following are currently producing properties. ATP 299, 267 and 560 are producing revenue and ATP 543 is currently shut in due to high transportation costs.

On PEL 115, Victoria Petroleum has set casing on the first well. A second well has been completed as an oil well. A third well is in the process of being drilled, but the bit is stuck in the hole. The Operator is planning to whip stock below the surface casing and redrill the hole.

                        OFFSHORE BASS STRAIT

In March 2004, the Company, along with our Consortium of Holloman Corporation (Odessa, Texas), Robert Thorpe (Individually), and our President, Ely Sakhai (Individually), applied for two additional concessions in the Bass Strait. In October, the Consortium was awarded one of these, VIC/P60. The Company owns 25% of the Permit.

VIC/P60 is in the Bass Strait Basin. This Basin could contain 600 million barrels of oil and five (5) Trillion cubic feet of gas, as estimated by the Australian Government. The entire area is prolific and could insure the Company's income in the future, when developed, due to increasing natural gas consumption and potential sales demand.

VIC/P60 contains 339,769 acres. The Company's net acreage is 84,942 acres. All required payments for VIC/P60 are current. Holloman Corporation has agreed to act as Operator for the first three years of seismic exploration on this Permit.

On Permit 53, the operator, Cue Petroleum, is doing 3D seismic which is scheduled to be in progress at the time of this report.

Drilling on the structure of Permit 54 is scheduled to begin on or before November 5, 2004 by Apache Petroleum. Nexus Energy indicates the field is estimated to have 270 BCF to 500 BCF of gas reserves.

The first well drilled on VIC/P45 was off-structure and was plugged and abandoned. A second well should be drilled by May 18, 2005.

                         KENTUCKY PROJECTS

The Company's Kentucky projects have been fully developed and include approximately 50 total wells. The Company believes the total production from all wells will satisfy plant requirements for generation of revenues.

A nitrogen removal plant and gathering system are essential to the project. Calvin Shakir and Associates of Temple, Texas has consummated agreements between his firm and Holloman Corporation to build the plant and system. The plant is required in order to make the gas acceptable to a public pipeline. Funding should occur, according to Mr. Shakir, on or about November 5, 2004. Construction of the plant and gathering system should be completed in approximately six months, depending on the weather in Kentucky during the construction period. The cost of the plant and gathering system is estimated to total $5,500,000 to $6,000,000 upon completion.

Due to the current demand, gas prices in the United States have increased in the December futures market to $8.985/MCF as reported by Bloomberg on November 1, 2004. The plant investors require 5 million cubic feet per day input. At $1.45/MCF to the investors, financial data indicates the plant will be paid in full in approximately 2.6 years. When the plant and gathering system are paid in full, the $1.45/MCF reduces to approximately $0.78/MCF with a 3% increase per year. This should allow the Company's revenues to increase after payout.

The wells on these projects have not been produced and no decline rate has been projected. However, "gas-in- place" reserves for 35 of these wells have been estimated at 19 Billion cubic feet. Net gas available for sale, after nitrogen and condensate removal, is estimated at approximately 13.1 to 14.0 Billion cubic feet according to Carl Davies, P.E. All wells should be carried as proven reserves when all leases, assignments, and title opinions have been received from the Operator to provide accurate data to the Petroleum Engineer.

Drilling costs for the Company's 12 1/2% working interest have been paid in full on the basis of $1.00 per share of the Company's stock.

This drilling program has been very successful for the Company, assuming completion of the plant and gathering system to produce revenue. Also, the final operating agreement has not been signed by all working interest holders.

LIQUIDITY AND CAPITAL RESOURCES

The principal assets of ACOR are oil and gas properties, consisting of working interest under 8,561,007 net acres and overriding royalties under 14,926,346 surface acres. On September 30, 2004 the Company reported assets of $2,031,846 compared to $1,048,809 and $1,892,178 for December 31, 2003 and June 30, 2004,
respectively. The increase of $983,037 since the first of the year is attributable to an increase in oil and gas properties. The Company's Total Current Assets as of September 30, 2004 was $1,015,791 compared to totals at June 30, 2004 of $1,017,883 and $270,785 on December 31, 2003. Total Current
Liabilities of $1,108,266, $1,036,485 and $364,717 on September 30, 2004, June
30, 2004 and December 31, 2003 reflects a liquidity ratio of current assets to current liabilities of .94 to 1.0. This does not include 1/4 interest in 339,769 acres offshore Victoria, Permit 60, acquired after September 30, 2004.

The Company's total cash position was $1,007,041 on September 30, 2004 compared to $1,006,972 on June 30, 2004, $266,931 on December 31, 2003 and
$260,214 on September 30, 2003. The Company continues to have no long-term debt. Stockholders' Equity increased when comparing September 30, 2004 ($923,580) to the previous quarter, June 30, 2004 ($855,692) and to September 30, 2003 ($815,503). The increase in Stockholders' Equity is directly related to the acquisition of oil and gas properties and the repayment of loans with stock.

Management believes that its current properties plus current cash balance, supplemented by loans from officers, is sufficient to fund immediate needs. However, long-term plans are expected to require significant additional capital and there is no assurance that the Company will be able to obtain such funds or to obtain the required capital on terms favorable to the Company.

The Company plans to farm-out interests in the oil and gas concessions it acquires in order to pay for seismic, drilling, etc. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

RESULTS OF OPERATIONS

Oil and gas revenues increased when comparing the three months ended September 30, 2004 ($7,331) to the three months ended June 30, 2004 ($6,825). Oil and gas revenues increased for the three months ended September 30, 2004 when comparing to the three months ended September 30, 2003, being $7,331 and $662 respectively. These fluctuations in revenues are primarily due to the current price of oil and revenues received from our overriding royalty interest in ATP
560. Total Operating Expenses were $35,924 for the three months ended September 30, 2004 compared to $39,374 for the quarter ended June 30, 2004 and $32,394 for the three- month period ended September 30, 2003. There was a decrease in operating expenses for the current quarter over the quarter ended June 30, 2004. The current quarter compared to the same period last year reports an increase of $3,552 in operating expenses. The Company had a net loss of $41,713 for the three months period ended September 30, 2004 compared to a net loss of $34,991 for the same period ended September 30, 2003.

In comparing the nine months figures for September 30, 2004 to September 30, 2003, oil and gas revenues increased from $4,226 in 2003 to $15,835 in 2004. Total Operating Expenses were $100,287 for the nine months ended September 30, 2004 compared to $57,808 for the nine months ended September 30, 2003. The

$42,479 increase in operating expenses is primarily due to an increase in personnel costs in 2004. The Company had a net loss of $111,470 and $63,530, respectively, in comparing the nine months ended September 30, 2004 to September 30, 2003. The increase in the Company's net loss is directly related to an increase in personnel costs, professional fees, and promotion and advertising.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


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

                                      Australian-Canadian Oil Royalties LTD.

Date:   November 3, 2004               /s/  ROBERT KAMON
                                       --------------------------------
                                       By: Robert Kamon,
                                           Secretary and Principal
                                           Financial Officer











