Form 10KSB
period 2004-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2005-04-14
CIK 1061288

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-KSB

               Annual Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2004

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

                                PO Box 1629
                      1301 Ave. M,  Cisco, Texas 76437
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                               (254) 442-2638
              ------------------------------------------------
              (Issuer's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:      Common
       Stock, no par value

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

State issuer's revenues for its most recent fiscal year:  $ 26,272

State the aggregate market value of the voting stock held by non- affiliates of the Registrant: As of March 30, 2005 the Company's stock price was $1.60 bid and $3.00 ask per share.

         Common stock 2,075,284 shares, $6,225,852 Market Value

On March 30, 2005, the Issuer had 10,484,944 shares of Common Stock outstanding with no par value. The Company's OTC Bulletin Board Symbol is AUCAF.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1301 Avenue M., Cisco, Texas 76437.

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. As necessary, the Company's President has been active in determining the Company's financial requirements due to his substantial financial position. The business of ACOR during 2004 was to make a study of available oil and gas development acreage in Australia and select and apply for exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

The Company was organized to engage in the oil and gas industry through the purchasing, holding and selling of producing and non-producing oil and gas royalty interests in Australia, Canada and the United States. Since its organization, principal assets in Australia consist of overriding royalty interests (ORRIs) under 15,293,450 gross surface acres and interests in 8,900,776 gross acres of working interests. These are located in Australia onshore in the Cooper/Eromanga Basin and offshore in the Gippsland Basin in the Bass Strait. ACOR has acquired ORRIs under fifteen concessions. Production has been discovered on five of the properties where ACOR holds ORRIs. The Company is currently receiving revenues from three of the ORRIs, Authorities to Prospect 299, 267 and 560. Total gross revenues received from ATP 299, ATP 267, and ATP 560 for the 2004 were $17,332.

In April 2004, Cooper Energy NL, the operator drilled the Acacia Grove well on PEL 100, in which ACOR has a 2% Working Interest (carried on the first well). No commercial hydrocarbons were discovered and the well was plugged and abandoned.

On PEL 88, Cooper Energy shot seismic and has future drilling plans depending on the results of seismic analysis. The area contains a large anticline near the middle of the block with a fault on the west side similar to one on the Inland Refineries Oil Field ENE in Queensland, where the well came in with an initial potential of 1,000 to 4,000 barrels of oil per day. ACOR has a 3/10ths of 1% overriding royalty Interest in this concession.

The Company applied, along with Holloman Corporation, Ely Sakhai (individually) and Robert Thorpe (individually) as partners (25% each), for two Australian concessions in the Bass Strait off Victoria in March 2004:
V03-3 and V03-4. In November 2004, this group was awarded V03-4 which is now called VIC/P60. ACOR holds a 1/4 interest in this concession and Holloman is the operator.

VIC/P60 is located in a world-class petroleum province with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas. This concession consists of approximately 339,769 acres (1,375 square kilometers). One well was drilled off-structure. However, the northeast corner of the area has significant fault structures that have not been drilled. The Australian government has identified four significant structures on this lease. The permit has a large undrilled anticline with 400 feet of seismic closure. The anticline is an upper Latrobe prospect. The Halibut and Kingfish Oil Fields were completed in the upper Latrobe of Tertiary Age. The area is in deep water. A deep water drilling rig has been moved in from Norway to drill wells west along the Coast.

ACOR has paid its portion of the application fees and seismic costs for each concession, being $12,500 per application, to Australian Grazing & Pastoral Co., Pty. Ltd. (the leasing agent). (See Item 12 - Certain Relationships and Related Transactions for additional information.) The Company also paid an additional $12,500 for each successful application and is responsible for its share of the minimum development expenditure commitments set out in the applications.

Both ACOR and Sakhai have paid their portion of the first year's seismic work on this concession to Holloman. Mr. Roy Whiting, an expert geophysicist, is now working full time on the reinterpretation of seismic data. ACOR purchased the KINGDOM Seismic Program at a cost of approximately $20,000 for 2D and 3D seismic reinterpretation and delivered it to Mr. Whiting to use specifically for VIC/P60.

The Company plans to further develop its business by forming consortiums of oil and gas entities with the necessary financial strength to apply for Australian oil and gas concessions, which involve minimum financial requirements for exploration and drilling activities.

In March 2001, the Company purchased a 1/20 of 1% overriding royalty interest under the 214,000-acre VIC/P45. The Company understands that the operator plans to drill the Anemone Southeast Structure, which has good four-way closure. This structure has not been tested, but, in a government report, is estimated to contain 30 million barrels of oil and 55 billion cubic feet of gas. The IMI Report, by an independent group of engineers, showed estimated total field potential at 350 million barrels of oil/condensate and 4 billion cubic feet of gas. The government report, VIMP 61, recommended the Anemone as the best structure for testing. The Company understands drilling should take place in 2005. One test well, the Megamouth #1, was not on structure and resulted in a dry hole. However, the Megamouth structure was not one of the structures included in the IMI reserve report.

The VIC/P45 area is offshore in the most prolific oil-producing basin in Australia, approximately 1.5 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. There are currently 23 producing wells and 41 total wells were drilled in this field. Present cumulative production figures are approximately 26 million barrels per well drilled. The permeabilities in the pay section range between 5,000 millidarcies and 40,000 millidarcies, which is extremely high.

BHP Billiton Ltd. (Australia's largest public company) was the original operator on VIC/P45. They conducted a 3D seismic survey over the entire area at a cost of approximately $10 million. BHP has assigned part of its interest to Exoil Limited Oil Exploration Australia and Moby Oil & Gas Ltd. Exoil became the operator of the concession.

Based on present seismic mapping, there are 14 structures on VIC/P45. This includes one proven oil and gas field with 11 pays spread over a total of

1,000 feet of pay section. There is also a second field with one gas pay section. Development wells will need to be drilled to bring these fields into commercial production. The Company could receive significant income and reserves from this successful location. After 32 years, the Kingfish Field is still producing 17,000 barrels per day.

Quoting from VIMP Report 61, published by the Victorian Government:

"The Kingfish Southeast Prospect is the largest structural play in VIC/P45. It has a four-way dip (fault, independent closure) mapped at several intra-Latrobe horizons and at the top of the Golden Beach Subgroup. This play is estimated to contain 117 million barrels of recoverable oil.

The Archer/Anemone/Anemone Southeast areas could be developed together. Total developable reserves are potentially 35.5 million barrels of oil and 117 billion cubic feet of gas."

The Breem, Kingfish and Kingfish Southeast Structures share a common primary trend. The fault structure through the middle of the Kingfish Field extends into the Kingfish Southeast Structure on VIC/P45.

In December 2002, the Company purchased an overriding royalty interest of 1/20 of 1% of 8/8ths in VIC/P53 from International Oil Lease Service Corp.
(IOLS) (See Item 12 - Certain Relationships and Related Transactions for additional information.). This concession covers 182,858 acres, is situated in the Bass Strait of Australia, and is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date.

VIC/P53 is a complex block but, given its location, is inherently prospective, provided depth conversion complexities can be addressed using new 3D seismic data. Importantly, there has not been a well drilled within the area of VIC/P53 during the last 20 years. A 547 sq. km 3D seismic survey has been shot in the block and surveys have been shot in adjacent acreage which peripherally covered the edges of VIC/P53. Over this dormant period, technology and the ability to deal with the complexities of depth conversion have improved dramatically. This aspect, when taken with strategic geological location of VIC/P53, argues well for the development of top and intra Latrobe plays, once a high resolution 3D seismic survey has been undertaken. Cue Energy is the operator of the permit.

ACOR owns 7,568,588 net working interest acres in the Cooper-Eromanga oil producing basin, Australia's main onshore oil and gas producing basin.
There have been several leads and prospects identified on these concessions with indications of very large anticlines and seismic highs. These holdings are located within the states of Queensland and South Australia. An additional 84,942 net working interest acres are owned in Victoria offshore in the Gippsland Basin in the Bass Strait. The Company also holds 501,001 net royalty acres under 15,293,450 gross surface acres. (See the tables at Item 2. Description of Property.)

In 2002, the Company acquired a 12.5% working interest in a gas play in an area known as the Park City Gas Field located in Edmonson County, Kentucky. The gas discovered contains an average of 14% to16% nitrogen. This level means that a gas plant is required to extract the nitrogen to meet pipeline specifications. Funding of the gas plant was arranged, however, the terms of the funding were not acceptable to two of the larger working interest holders. Alternate funding sources are being sought for building the gas plant. See additional discussion regarding this investment at Note 6 to the financial statements.

Since its organization in 1997, the Company has not been involved in any bankruptcy, receivership, or similar proceeding and has undergone no material reclassification, merger, or consolidation. ACOR's management draws no cash salary and ACOR has no long-term debt.

(b) Business of Issuer

As a purchaser and holder of overriding royalty interests, ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2004 was $US40.05.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors that are outside the Company's control. These factors include: market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, the Company generally has no control over whether the owner or operator of leases to which its overriding royalty interests are attributable will elect to explore for oil and gas on such properties, or to develop the lease following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced on properties in which the Company has an interest or affect whether wells will be drilled on such properties, and could otherwise materially affect ACOR's earnings.

Competition and Markets

The Company is competing with other oil companies for oil and gas leases and concessions. The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties, overriding royalties, and good oil and gas leases being particularly intense. The Company believes that the exploration program, promised expenditures, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to obtain interests in such properties, the Company competes with independent operators and major oil companies.

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

The Company is taxable in the U.S. on U.S. source income. Because there has been neither U.S. source net income nor net income effectively connected with a U.S. trade or business, there have been no U.S. taxes incurred to date.

Governmental Regulation

Oil and gas operations are subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations and earnings in the future. The Company has cleared Native Title on PEL 108, PEL 109, and PEL 112 and is pursing title on ATP 582.

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

Both the South Australian and Queensland State governments have initiated negotiations between industry and native title claimants. These negotiations are being managed independently by each state and could have independent outcomes. The Company has no involvement in these negotiations. ACOR has cleared Native Title on all of its South Australian acreage at a cost of thousands of dollars plus a 1% overriding royalty. The areas can now be drilled and developed.

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

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company or its properties at the time of their acquisition may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by the state
governments of South Australia, Queensland or Victoria.   All of the
Company's foreign royalty income currently comes from oil and gas properties located in Queensland.

Native Title

As discussed above, Native Title can delay or interfere with concession access and/or initiation of exploration on concessions.

While title to permits is assured, there can be no exploration on the permit areas until negotiations with the natives are completed. When negotiations over the release areas discussed below are completed, exploration and development on the related areas will commence.

South Australia:

The Native Title issue in South Australia was resolved during the first quarter of 2003. The successful negotiations, between industry, government, and a number of the native tribes of Australia, covered areas leased under the Primary Industries and Resources, South Australia (PIRSA) Cooper-Eromanga Basins Exploration Opportunities Acreage Releases. The success of these negotiations was paramount in the completion of all future negotiations within South Australia. Since these negations have been completed, exploration can now commence.

Queensland:

In Queensland, the Company is paying annual rentals, but access for exploration is blocked on ATP 582 until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local natives.

Foreign Currency

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on March 31, 2005 was $1.00 Australian = $0.771 United States.

Personnel

On November 3, 2003, the Company hired a full time employee, Mr. James L. Lemmon. Mr. Lemmon has completed his one year contract and is no longer employed by ACOR. The Company employs two people who serve the Company as needed on a part-time basis, and an outside consultant.

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

MCF - thousand cubic feet of natural gas

MMCF - million cubic feet of natural gas

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of January 27, 2004, and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

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

Producing Wells - wells capable of producing oil or gas in commercial quantities, including those wells capable of producing in commercial quantities that are shut in, or wells that are not currently producing in commercial quantities but have been commercially productive in the past.

Royalty - generally, a share of the production reserved by the grantor of an oil or gas lease or concession. The royalty interest is customarily free of cost or expense incident to exploration, development or production, except for production or gathering taxes.

Working Interest ("WI") - all or a fractional part of the ownership rights granted by a concession or lease. The owner of a WI or a part thereof pays his portion of the costs of exploration and operation and is entitled to the gross production minus royalties retained by the grantor or lessor and ORRIs or other non- operating interests created and assigned from the WI. The owner of a WI may incur operating expenses in excess of income.

Petroleum Resource Rent Tax - a tax on net income in Australia reduced by indexing on offshore production, which replaces the royalty and is a deduction from Australian income tax.


ITEM 2.  DESCRIPTION OF PROPERTY

              NEWLY ACQUIRED OVERRIDING ROYALTY INTERESTS

                                              Percentage
                                               of 1% of      Net
                                      Gross     Gross      Royalty
 Area     Concession Holder           Acres   Production     Acres   Blocks
-------  ------------------------- ---------- ----------  ---------  ------
Bass Strait
VIC/P53   Cue Petroleum               182,858         5%        731      11
VIC/P54   Apache Energy Ltd.          155,676         5%        623      11

Cooper-Eromanga
PEL 86    Victoria Petroleum        1,066,000        10%      8,528      56
PEL 87    Victoria Petroleum        1,066,000        10%      8,528      56
PEL 88    Cooper Energy             1,230,000        30%     29,520      64
PEL 89    Victoria Petroleum        1,208,000        10%      9,664      66
PEL 111   Victoria Petroleum          292,819        10%      2,343      56
PEL 115   Victoria Petroleum          273,297        10%      2,186      56
                                    ---------                ------
      TOTAL:                        5,474,650                62,123
                                    =========                ======

                       WORKING INTEREST HOLDINGS

              Concession          Gross     Percentage of     Net
   Area         Holder            Acres   Working Interest  WI Acres  Blocks
-------  --------------------- ---------- ---------------- ---------  ------
ATP 582  Cooper-Eromanga Oil    6,716,000       100%       6,716,000     365
PEL 100  Cooper Energy            145,659         2%           2,913       8
PEL 108  ACOR/Sakhai              506,811        50%*        253,406      28
PEL 109  ACOR/Sakhai              373,633        50%*        186,817      20
PEL 112  ACOR/Sakhai              818,904        50%*        409,452      45
VIC/P60  ACOR/Sakahi/
          Holloman/Thorpe         339,769        25%          84,942      24
                                ---------                  ---------
           TOTAL                8,900,776                  7,653,530
                                =========                  =========

*ACOR has the option to purchase the other 50% W.I. from ACOR's
President for 400,000 shares.

               NON-PRODUCING OVERRIDING ROYALTY INTERESTS

                                              Percentage
                                               of 1% of      Net
                                      Gross     Gross      Royalty
 Area     Concession Holder           Acres   Production     Acres   Blocks
-------  ------------------------- ---------- ----------  ---------  ------
538      Dyad Australia, Inc.         478,400     3.80%       1,454      26
582      Cooper-Eromanga Oil, Inc.  6,716,000    67.10%     360,515     365
616      East Jackson Oil, Inc.       147,200   333.33%      39,253       8
VIC/P45  Exoil                        214,000     5.00%         856      12
                                    ---------               -------
           TOTAL                    7,555,600               402,078
                                    =========               =======

                 PRODUCING OVERRIDING ROYALTY INTERESTS

                                                  Percentage
                                                   of 1% of     Net
  Area and                               Gross      Gross     Royalty
No. Of Wells      Concession Holder      Acres   Production    Acres   Blocks
-------------  ----------------------- ---------  ----------  -------  ------
267 -
   21 Wells       Santos                220,800     17.15%      3,029    12
299 -
  65 Wells        Santos                441,600      5.75%      2,031    24
543 -             Vernon E. Faulconer
  1 Well             Australia, Inc.    956,800     25.00%     19,136    52
560 -             First Sourceenergy
  3 Wells            Group Inc.         625,600     25.00%     12,512    34
Patchawarra SW    Santos                 18,400      6.25%         92     1
                                      ---------                ------
      TOTAL                           2,263,200                36,800
                                      =========                ======

The total acreage under which ACOR holds ORRIs in Queensland, South Australia, and Victoria is 501,001 net royalty acres under 15,293,450 gross surface acres.

ACOR holds ORRIs under fifteen concessions covering 14,740,916 surface acres in the Eromanga and Cooper Basins. Production has been discovered on four of these concessions. The Eromanga Basin encompasses the southwestern portion of Queensland and the northeast corner of South Australia. It is Australia's main onshore producing oil and gas basin.

The Cooper Basin is located in the northeast part of the province of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos, et al. which has estimated reserves in excess of 1,056,000,000 barrels of oil equivalent and is making approximately $A930 million worth of oil, gas and associated hydrocarbons per year (equivalent to about $771 million per year in U. S. dollars).

Under the 15,293,450 gross surface acres where ACOR holds ORRIs, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate potential for oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

ACOR is currently receiving revenues from three of its overriding royalty interests - ATP 267, ATP 299, and ATP 560. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline, gas began to be marketed in August, 1999. However, the pipeline reduced the price it was willing to pay for the gas and the well was shut in.

Cooper/Eromanga Basin, South Australia - New Override Acquisition:

In July 2004, ACOR purchased 1/10 of 1% overriding royalty interests (ORRI) under PEL 111 & PEL 115 from IOLS. (See Item 12 - Certain Relationships and Related Transactions for additional information.) These concessions, located in South Australia in the prolific Cooper/Eromanga Basin, are part of a giant area that was held for almost 40 years by Santos/Exxon. PEL 115 consists of 1,106 sq. km that surround the major Toolachee, Dullangari and the Della gas fields with cumulative estimated recoverable reserves of 1.4 trillion cubic feet of gas and 31 million barrels of oil. Some 31 oil and gas prospects and leads have been defined using 2D and 3D seismic within PEL
115. All areas of the PEL 115 permit have good access to existing oil and gas pipelines and production infrastructure. Four wells, including the Almonta Prospect, were drilled on PEL 115 during 2004, resulting in two discoveries: the Mirage and Ventura wells are reported to be capable of producing approximately 500 barrels per day.

Impress Ventures NL, a working interest partner in PEL 111 and PEL 115, states the following:

"The Hornet Prospect, a robust 3D controlled feature in the center of Permit 115, 8 km to the Northeast of the giant Toolachee gas field with reserves estimated at 1 trillion cubic feet of gas. The Hornet Prospect has significant upside gas reserves potential if the stratigraphic component of the target Permian Patchawarra Formation traps hydrocarbons. The upside recoverable gas potential is in excess of 25 billion cubic feet (BCF) while the four-way closure has potential for 11 BCF. The next well to be drilled immediately following the Hornet well is expected to be the Ventura Prospect, a large four-way closed feature to the Southwest of the Narcoonowie oil field with a potential to hold recoverable reserves of up to nine million barrels of oil and 58 billion cubic feet of gas.

In November 2004, Victoria Petroleum spudded the Canberra-1A located under PEL 115. The Canberra-1A will test the Canberra Prospect which is interpreted to have potential within Permian sands to contain up to 161 BCF of gas and 4 million barrels of oil, if oil and gas are present.

Drilling is expecting to commence in October 2005 on PEL 111 with the Catalina Prospect located 8 km northeast of the Fly Lake oil & gas field. The Catalina Prospect is a low risk closed feature with the potential to contain recoverable reserves of 25 BCF of gas and four million barrels of oil."

The Company issued 333,333 restricted shares of its common stock to IOLS based on 18 cents per share for the 1/10 of 1% of 8/8ths overrides in PEL 111 & 115. (See Item 12 - Certain Relationships and Related Transactions for additional information.)

Bass Strait, Australia - New Override Acquisition:

In July 2004, ACOR purchased a 1/20 of 1% ORRI under VIC/P54 located in the prolific offshore Gippsland basin of Victoria. The operator is Apache Energy Ltd. Apache is a well-known operator in offshore Western Australia, operating approximately 143 offshore wells in the past 5 years. This has been Apache's first move into the Gippsland Basin and VIC/P54 was Apache's first choice. Nexus Energy Ltd. has farmed out a 62.5% interest in VIC/P54 to Apache. Apache has funded 94% of the costs to undertake a two well drilling program upon execution of the farm-in agreement. The concession has proven reserves from a previous well. The Longtom #1 was drilled in the 1980s, with gas reserves estimates at 87 to 482 BCF of gas.

In November 2004, Apache spudded the Longtom #2 in the Bass Strait. The well was drilled to further evaluate the gas sands that were encountered in the Longtom #1 and the Longtom ST #1 (drilled by BHP Petroleum in 1995).
The well also was to test the potential for deeper reservoirs not reached by previous wells.

In December 2004, Apache reported the results of the first drill-stem test
(DST) on the Longtom #2. The well flowed gas at a stabilized rate of 18 to 19 MMCF per day through a 1" choke over an 11 hour period. Well head pressure at the end of the test remained at approximately 965 psi. The Longtom #2 was tested over two intervals: 2184.0-2192.5 meters and 2212.5-2243.5 meters. These intervals will be isolated and the well prepared for the second DST. The flowing gas had a condensate to gas ratio of approximately 3 barrels/MMCF.

The original wells encountered a 1,246 foot gross gas column in the Emperor Formation without reaching the base of the gas. The operator indicates that the field has the potential to contain estimated gas reserves of 270 BCF with an upside potential of over 500 BCF of reserves. The Longtom #2 will be immediately followed by the Grayling #1 exploration well. The Grayling will be drilled to a depth of 9,514 feet. The prospect has the potential to contain estimated reserves of 104 million barrels.

This successful test is a major discovery in the Gippsland Basin. It represents the first significant gas flow from the Emperor Formation. The majority of the Gippsland Basin wells have been completed in the upper Latrobe Formation. Reserves in excess of four billion barrels of oil/condensate and 12 trillion cubic feet of gas have been discovered in the Basin since exploration drilling began in 1964, with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas.

Despite its long history of extensive exploration, much of the basin's areas and depths are still poorly understood. For such a prolific basin, the Gippsland Basin is relatively unexplored and ACOR's management believes there is still considerable potential for significant discoveries like the Longtom #2.

The Company issued 711,111 restricted shares of its common stock to IOLS based on 18 cents per share for the 1/20 of 1% of 8/8ths override under VIC/P54. (See Item 12 - Certain Relationships and Related Transactions for additional information.)

Bass Strait, Australia - Application Awarded:

In March 2004, the Company applied, along with Holloman Corporation, Ely Sakhai (individually) and Robert Thorpe (individually) as partners (25% each), for two Australian concessions in the Bass Straits in March 2004:
V03-3 and V03-4. In November 2004, the Company announced that this group had been awarded V03-4, now called VIC/P60.

VIC/P60 is located in a world-class petroleum province with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas. Both areas are adjacent to giant producing fields and proximal to existing infrastructure and an expanding gas market. Proven petroleum exists with a variety of untested play types, which include potential in deeper stratigraphic levels.

VIC/P60 consists of approximately 339,769 acres (1,375 square kilometers). One well was drilled off- structure. However, the northeast corner has significant fault structures that have not been drilled. The Australian government has identified four significant structures on this lease. The permit has a large untested anticline with 400 feet of seismic closure. The anticline is an upper Latrobe prospect. The Halibut and Kingfish Oil Fields have wells which were completed in the upper Latrobe. This area is in deep water. A deep water drilling rig has been moved in from Norway.

Mr. Roy Whiting, an expert geophysicist, is now working full time on the reinterpretation of seismic data collected on VIC/P60. ACOR has purchased seismic interpretation software for 2D and 3D seismic reinterpretation and delivered it to Mr. Whiting to use specifically for VIC/P60.

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

Plans for the next 12 months on overriding royalties in Queensland, South Australia, and Victoria are at the discretion of the working interest holders. All exploration costs on overriding royalties are borne by the working interest holders. The Company is responsible for its proportional share of the exploration program costs on its working interest holdings. The Company's portion of the minimum exploration commitments under PEL 108, PEL 109 and PEL 112 total $145,000 in Year 1, $275,000 in Year 2 and
$1,450,000 in Year 3.   The Company is responsible for all the exploration
and drilling costs on ATP 582.

Domestic - Kentucky Park City Gas Field:

The Park City Gas Field is located in Edmonson County, Kentucky, which is geographically located on the Highland Rim Physiographic Province, a geological feature that extends over portions of central Kentucky and middle Tennessee. Well records indicate that the primary oil and gas formations in the Park City area are in the Fort Payne, Sellersburg, Dutch Creek and Clear Creek formations.

Gas analysis has been completed on a portion of the wells. The results show relatively good, clean gas except for the presence of nitrogen. There is no sulfur. The gas in these wells contains an average of 14% to 16% nitrogen. A gas plant is needed to extract the excess nitrogen from the gas. The pipeline companies require that the presence of nitrogen in the gas be reduced to less than 4% before it may be injected into the commercial pipeline system. A gas plant would extract nitrogen and distillate from the gas to meet pipeline specifications. However, a pipeline company must conduct a feasibility and cost study in order to create a gathering system and gas plant for interconnect with a commercial pipeline.

The funding of the Kentucky gas plant, as previously reported in the Company's Press Releases, Shareholder Letters, and 2003 SEC Form 10-KSB, did not occur, and, as of March 24, 2005, had not occurred. The terms of the reported funding were not acceptable to two of the major working interest holders. Alternate funding sources are being sought to fund the planned 5MMCFPD Gas Plant. No assurances can be made that the Company will find funding on acceptable terms to all of the working interest holders.

The Company participated in the drilling and development of the Park City Gas Field through the issuance of its restricted common stock. Shares were issued on the basis of one share for each dollar of the Company's portion of the budgeted expenditures on the wells. To date, the Company has issued a total of 829,697 shares of its restricted common stock for the acquisition of its 12.5% working interest in the Park City Gas Field and for its share of the drilling and completion costs incurred. See additional discussion regarding this investment at Note 6 to the financial statements.


ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of December 31, 2004. However, the Company plans to work with legal counsel in Australia to undertake necessary litigation to perfect its title in an overriding royalty interest in the Patchawarra Southwest Block of PEL 5 and PEL 6. The overriding royalty interest was created in June 1971, and since that time has been assigned to six different companies with the last assignee being ACOR. The Company has determined that due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect future royalty payments as well as past royalty payments of approximately $36,081. The expected cost of the barrister's fees for ACOR's part will be approximately $15,750 in addition to any stamp duty, which may be required, or other potential fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable



                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a)   Market Information

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2004 and 2003, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                                2004                  2003
                          High      Low         High       Low
                         -----     -----       -----      -----
   1st Quarter           $0.25     $0.05       $3.00      $0.51
   2nd Quarter            0.60      0.05        1.01       0.21
   3rd Quarter            1.01      0.15        0.55       0.12
   4th Quarter            0.30      0.15        1.00       0.07

(b) Holders

The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2004 was 310.

(c)   Dividends

The Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Australian-Canadian Oil Royalties Ltd. (ACOR) is developing from a royalty company to an exploration company. The Company is being transformed into an oil exploration company because of several events such as the giant oil discoveries adjoining PEL 112 to the North and East with no dry holes in between, the price of crude oil being above $US50 per barrel, and the 52% "wildcat" drilling exploration success rate by new junior oil companies in the Cooper-Eromanga Basin.

ACOR holds working interests under approximately 8,900,766 gross acres in the most prolific basins in Australia, located onshore in the Cooper-Eromanga Basin and offshore in the Gippsland Basin.

The Company has hired the best seismic and geophysical team available in the Cooper-Eromanga Basin in order to begin a detailed exploration program on PELs 112 and 108. ACOR hired Andy McGee, a highly respected Geophysicist and Steven Tobin of Terrex Seismic. A crew of approximately 32 personnel will be working this spring and summer to shoot and interpret 190 kilometers of seismic on PELs 112 and 108. The plan is to shoot 155 kilometers of seismic on PEL 112 and 35 kilometers on PEL 108.

ACOR management has negotiated with the South Australian Government on PELs 108, 109 and 112. The negotiations included the right to meet the minimum exploration requirements for all three of these areas only on PELs 108 and 112, with PEL 109 to be delayed for future exploration.

PEL 112 is adjoined by fields producing approximately 4,000 barrel of oil per day (the Christies and the Sellicks) to the north and a field producing approximately 4,000 barrels of oil per day (the Warrior Field) to the east. The Company, along with Mr. McGee and Mr. Tobin, is excited about the current prospects that have been mapped on PEL 112 as well as with the seismic being shot during 2005 on the best prospects in this area. ACOR owns a 50% Working Interest under PELs 112, 108 and 109.

ACOR's technical staff has identified a huge anticline consisting of over 122,000 acres with approximately 500 feet of maximum closure on PEL 108.

The Company owns a 3/10 of 1% ORRI in PEL 88. Cooper Energy, the operator, kicked off its 2005 drilling program with the Kitson #1, which has mean estimated undiscovered reserves of 5 millions barrels of oil. The Kitson #1 is located approximately 200 km north-northeast of Moomba in South Australia. The Kitson #1 is expected to spud in April 2005, take 18 days to reach the planned depth of 2,205 meters, and to cost $AU1.8 million.

The Kitson Prospect consists of a large two-fault closed structure which, at its crest, contains two four- way dip closed structures. Five zones of potential production are targeted in the Namur, Birkhead, Hutton, Poolowanna and Tinchoo Formations. Should a reservoir be discovered in the Namur, then the fault closed structure is estimated to contain recoverable oil reserves in the range of between 5 to 42 million barrels, with an estimated mean of 20 million barrels.

Cooper Energy's CEO, Mike Scott, said his company's exploration portfolio always has room for a few high-risk/reward wells like Kitson. "With the possibility of discovering up to an estimated 42 million recoverable barrels in a single reservoir plus the enormous upside of discovering multiple reservoir zones, this undoubtedly has to be classed as a company-making target. Should there be a discovery at Kitson, there is an even larger target in PEL 88 - The Lancier Prospect. The Lancier lies 15 km to the west of Kitson. Cooper intends following up on this as soon as feasibly possible following a success on the Kitson".

Concerning ACOR's ORRI under ATP 299, the Mulberry #2, located in the Cooper-Eromanga Basin has been announced as a successful oil appraisal well. The well encountered four meters of oil pay in the 12- 5 sand of the Birkhead Formation and has extended the Birkhead 12-5 oil pool 450 meters northwest of the Mulberry #1 discovery. The Mulberry #2 is the first of a three-well appraisal drilling program designed to test the extent of, and develop the reserves in, the Mulberry Pool. Mud logs indicated good shows and subsequent wire-line logging indicated that the well is likely to be productive. It has been cased and suspended as a potential future oil producer and the rig released to prepare to drill the Mulberry #3 appraisal well.

During 2004, the Company purchased ORRIs located in South Australia under PELs 115, 111, 86, 87, and 89, as well as an ORRI under VIC/P54, located Offshore Australia in the Bass Strait. ACOR, in conjunction with other industry partners, was granted the offshore concession, V03-4 (now known as VIC/P60). ACOR owns a 25% Working Interest in VIC/P60.

PEL 115 consists of 1,106 sq. km that surround the major Toolachee, Dullangari and the Della gas fields with cumulative estimated recoverable reserves of 1.4 trillion cubic feet of gas and 31 million barrels of oil. The Operator, Victoria Petroleum, has discovered the Murta oil trend from the drilling of the Ventura #1 and Mirage #1 wells. Combined initial potential from these wells is approximately 850 barrels of oil per day. Production testing on the Mirage #1 commenced in January 2005. The Almonta #1 is expected to be tested soon with two more wells planned by May. The Company holds a 1/10 of 1% ORRI under PEL 115.

Concerning PEL 111, drilling is expected to commence in October 2005 on the Catalina Prospect, located 8 km northeast of the Fly Lake oil and gas field. The Catalina Prospect is a low risk closed feature with possible estimated reserves at 56 billion cubic feet of gas. The Company holds a 1/10 of 1% ORRI under PEL 111.

VIC/P54 is located in the prolific Gippsland Basin. ACOR owns a 1/20 of 1% ORRI under VIC/P54. The drilling of the Longtom #2 as an appraisal well was accomplished in 2004 using the Ocean Patriot drilling rig. The drilling program ensures the rapid appraisal of the field, which if successful, will lead to its early development. The well was designed such that it could be suspended as a future commercial gas producer and rapidly brought into production. Final permeability results from the core samples recovered from Longtom #2 were very positive. Nexus Energy Ltd.'s analysis indicated that the upper sands at Longtom will flow at commercial rates in an appropriately drilled and completed well. Mapping and engineering studies indicate that the Longtom Field contains commercial quantities of gas with potentially large reserves on the upside.

Nexus has revised its recoverable gas volume estimates based on geological data obtained from the Longtom #2 (including the core data recovered from the sidetrack). Current indications, based upon the successful Longtom #2 appraisal well, are that estimated potential proved plus probable recoverable gas volumes at Longtom could be in excess of 300 BCF, with estimated potential proved, probable and possible gas volumes of up to 500 BCF. Victoria annually consumes 220 BCF of gas per year at a wholesale value of around $600 million.

The permeabilities obtained from special core analysis indicate the upper sands of the Longtom #2 well could potentially produce gas at rates in excess of that recovered from the lower sands which flowed at approximately 19 million cubic feet per day during the initial test. Reservoir damage through drilling could have been the reason these sands did not flow well. Alternatively, analysis of pressure data from the #2 test by Nexus indicates that the well may not have produced gas due to a mechanical malfunction of the testing tools. Reservoir simulation studies completed by Nexus indicate that Longtom development wells will produce at commercial rates for a period of up to 10 years with out intervention. Nexus is considering several different development options for Longtom Gas Field including the possibility of a stand-alone development similar to the nearby Patricia Baleen Field, approximately 12 km away.

The objectives of the Longtom #3 well are to confirm the commercial gas flow and reserve potential of the upper sands of the Longtom reservoirs and the lateral extent of the lower sands by drilling horizontally through the reservoir. It is planned to suspend the well as a producer.

VIC/P60 is located in the Gippsland Basin and consists of 339,769 acres. Reserves in excess of four billion barrels of oil/condensate and 12 trillion cubic feet gas have been discovered in the basin since exploration began in 1964. Mr. Roy Whiting, an expert geophysicist, is now working full time on seismic reinterpretation. Mr. Whiting has reported to ACOR management that he has already identified several promising structures on VIC/P60.

Liquidity and Capital Resources

The Company's Total Current Assets as of December 31, 2004 were $1,016,478 compared to $270,785 on December 31, 2003. Total Current Liabilities as of December 31, 2004 were $1,024,999 placing the Company's liquidity ratio of current assets to current liabilities at 1.01 to 1.00. A large portion of the $1,016,478 in current assets is $1,000,000 in certificates of deposit which are restricted as to use. Cash on hand as of December 31, 2003 was $8,622 as compared to $9,803 on hand as of December 31, 2004.

The Company plans to meet its operating expenditures from loans from two of its principal shareholders, who are also officers and directors of the Company. In addition, the Company plans to undertake a private placement in order to finance its part the costs of seismic operations. The cost of the current seismic reprocessing efforts on VIC/P60 has already been paid. The total amount due under the loans from officers was $20,000 as of December 31, 2004. During 2004, the Company issued a total of 1,814,306 restricted shares (1,269,306 shares based on 18 cents per share and 545,000 shares based on 20 cents per share) to repay funds loaned to the Company by its officers. These funds were used to pay for administrative costs and for efforts to promote the Company. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company increased from $1,048,809 on December 31, 2003 to $1,828,270 on December 31, 2004, an increase of $779,461, representing a 74% increase in assets from 2003 to 2004. The increase is mostly attributable to a $750,000 certificate of deposit that is restricted as to use.

Results of Operations

The Company's oil and gas revenues have increased when comparing 2003 to 2004. In 2004 the revenues were $26,272 compared to $7,626 in 2003. Other income for the Company includes interest earned in 2004 of $8,426 compared to $3,054 for 2003. This increase in interest income is attributable to the addition of a $750,000 certificate of deposit that is restricted as to use.

The net loss for the year ended December 31, 2003 was $108,777 compared to a net loss of $393,053 for the year ended December 31, 2004. The $284,276 increase in loss incurred is directly related to the additional expenditures in shareholder relations ($18,102 vs. $14,004), personnel costs ($84,484 vs. $61,448), professional fees ($18,903 vs. $16,499), other expenses ($24,307
vs. $7,023) and an adjustment for excess costs and impairment ($234,733 vs. $3,882). Total operating expenses were $381,041 for the year ended December 2004 compared to $103,176 for the previous year. This increase in expenses is attributable to an increase in personnel costs and excess costs and impairments. The increase in excess costs and impairments was due to a reduction in the carrying value of oil and gas properties due to a determination by management of the impairment of the Company's working interests in Kentucky. (Refer to Note 6 of the Financial Statements under United States Properties for more information).

Management is optimistic about the drilling planned on its Australian interests and the new applications planned for the year 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions under the intrinsic-value method utilizing APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions are accounted for using the fair-value method. Adoption of this standard will have no impact on the Company's activities because it has consistently used the fair value method to record its stock issuances.

Disclosure Regarding Forward-Looking Statements

Where this Form 10-KSB includes "forward looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward looking statements. The forward looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions, changes in environmental regulations, the market for venture capital, etc. In this Form 10 KSB, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward looking statements. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


ITEM 7. FINANCIAL STATEMENTS

The following financial statements for Australian-Canadian Oil Royalties Ltd. are presented following the signature page of this form. The Index to the Financial Statements is on page F-1.

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

Under the supervision and with the participation of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None


                                 PART III

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

                                                        Date First
                                      Position With      Elected
             Name              Age     the Company     as Director
       --------------------   ----  ----------------  -------------
       Kenneth W. Campbell     75       Director          1997
       Robert Kamon            77       Director &        1997
                                        Secretary
       William A. Randall      64       Director          1997
       Ely Sakhai              54       Director &        1997
                                        President
       Andre Sakhai            24       Director          2004

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

                                                        Date First
                                      Position With      Elected
             Name              Age     the Company      as Officer
       --------------------   ----  ----------------  -------------
       Robert Kamon            77     Secretary and       1997
                                        Director
       Ely Sakhai              53     President and       1997
                                        Director

In regards to family relations between the officers and directors of the Company, Ely Sakhai is the father of Andre Sakhai.

Kenneth W. Campbell, Director, is a graduate of the University of Brandon (Manitoba, Canada). He is President of Solar Energy Resources, Ltd., a privately held independent Canadian oil and gas producer.

Robert Kamon, Director and Secretary, is a petroleum-engineering graduate of the University of Texas at Austin, Texas. Mr. Kamon has been President of three NASDAQ listed companies. He is currently the President of several private companies - Australian Grazing and Pastoral Co. Pty. Ltd. since 1954, IOLS since 1961, and Tensleep Oil and Production, Inc. since 1989.

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

Andre Sakhai, Director, attended Arizona State University, which included a curriculum of financial accounting and microeconomics, as well as money and banking. Mr. Sakhai is a licensed real estate salesperson in the state of New York and has other experience in computer functions as well as experience in all aspects of the financial markets.


ITEM 10.  EXECUTIVE COMPENSATION

Value of the office space used by ACOR was $1,200* for 2004. Value of the time provided by ACOR executives $1,200* for 2004.

*These have been recorded as expenses and contributed capital in the books of the Company in their respective periods.

The executive officers of ACOR have received no salary, bonus or stock compensation since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 8, 2005 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                                # of Shares
                  Name and                      Beneficially    Percent of
             Address of Stockholder                Owned          Class
       ----------------------------------       ------------    ----------
       Ken Campbell                                 250,000         2.384%
       307 Triune Bay
       Calgary, Alberta T1X 1G4
       Canada

       Robert Kamon*                              3,581,420       34.158%
       1304 Avenue L
       Cisco, Texas  76437

       William A. Randall                            20,000        0.191%
       10th Floor
       938 Howe Street
       Vancouver, British Columbia V6Z 1N9
       Canada

       Ely Sakhai***                              2,584,426       24.649%
       10 Windsor Dr.
       Old Westbury, New York   11568

       Andre Sakhai**                                50,100        0.478%
       10 East 29th Street, Apt. 12J
       New York, New York 10016

       All officers and directors as a group      6,485,946       61.860%


       Tensleep Oil & Production, Inc.**            908,000        8.660%
       1304 Avenue L
       Cisco, Texas   76437

       International Oil Lease Service Corp.**      744,444        7.100%
       U.S. representative at
       1304 Avenue L
       Cisco, Texas   76437

       Jan Soleimani                                800,000        7.630%
       21 Windsor Dr.
       Old Westbury, New York   11568

       Robert Thorpe                                829,967        7.916%
       1811 Sullivan Lane
       Bardstown, KY 40004

       *Robert Kamon's (1,776,426 shares), Tensleep's (908,000 shares), IOLS's (744,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

       **See Item 12. - Certain Relationships and Related Transactions

No officers, directors or related entities have rights to acquire additional shares through options, warrants, rights, or conversion privileges within the next sixty days.

Management is not aware of any current arrangements, which would result in a change of control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Ely Sakhai, currently President of ACOR, each own 50% working interest in Areas PEL 108, PEL 109, and PEL 112 in Australia. Ely Sakhai acquired an equal 12.5% working interest in the Park City Gas Field in Kentucky on similar terms and at the same times as the Company acquired its 12.5% interest. Ely Sakhai is the father of Andre Sakhai, who is also a Director of the Company.

Two of the directors of the Company, Robert Kamon and Ken Campbell, are active in the oil and gas industry personally. The activities of each could result in a conflict of interest between their other oil and gas activities and those of the Company.

Robert Kamon is President of Tensleep Oil & Production, Inc., International Oil Lease Service Corp. (IOLS), and Australian Grazing & Pastoral Co., Pty. Ltd. (AGP). IOLS and AGP are in the business of applying for and acquiring oil and gas concessions in Australia. Therefore, their activities may involve a conflict of interest with the Company. During 2004, the Company issued 1,044,444 restricted shares of its common stock to IOLS based on 18 cents per shares for the 1/20 of 1% override in VIC/P54 and 1/10 of 1% overrides in PEL 111 and 115. Also, the Company issued 166,667 restricted shares of its common stock to AGP based on 18 cents per share for 1/10 of 1% overrides in PEL 86, PEL 87, and PEL 89. See Item 2 "Description of Property".

Tensleep Oil and Production, Inc. is also in the business of oil and gas exploration and its activities may involve a conflict of interest with the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.         Description
     -----------    ------------------------------------------------------
         31         *Certification of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1        *Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2        *Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------
*Filed herewith.
                                   23

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed Andre Sakhai and Kenneth Campbell as members to an audit committee. The audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountant's; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations;
(iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The firm of Robert Early & Company, P.C., served as the Company's independent auditors for the years ended December 31, 2004 and 2003. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports included in our Form 10-QSB during the years ending December 31, 2004 and 2003 were $12,243 and $10,035, respectively. No other accounting related fees were incurred in 2004 and 2003.

Tax Fees: The Company incurred fees of $424 and $220 for tax compliance with the Company's principal accountant for 2004 and 2003, respectively.

All Other Fees: The Company paid its principal accountant $2,780 and $2,300 in 2004 and 2003, respectively, for the services of converting its SEC filings to, and filing them in, EDGAR format.


                                   24

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AUSTRALIAN-CANADIAN OIL
                                 ROYALTIES LTD.

Dated:  April 14, 2005            /s/    Ely Sakhai
                                 --------------------------------
                                 Ely Sakhai, President & Director


Dated:  April 14, 2005            /s/    Robert Kamon
                                 --------------------------------
                                 Robert Kamon, Secretary & Director


Dated:  April 14, 2005            /s/    Ken Campbell
                                 --------------------------------
                                 Ken Campbell, Director


Dated:  April 14, 2005            /s/    Andre Sakhai
                                 --------------------------------
                                 Andre Sakhai, Director

Dated:  April 14, 2005            /s/    William A. Randall
                                 --------------------------------
                                 William A. Randall, Director














                                   25






               AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.




                   INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----

  Report of Independent Certified Public Accountants  .  .  .  .  .   F-2

  Balance Sheets as of December 31, 2004 and 2003  .  .  .  .  .  .   F-3

  Statements of Operations and Comprehensive Income for
            December 31, 2004 and 2003 .  .  .  .  .  .  .  .  .  .   F-4

  Statement of Stockholders' Equity for the years ended
            December 31, 2004 and 2003 .  .  .  .  .  .  .  .  .  .   F-5

  Statements of Cash Flows for the years ended
            December 31, 2004 and 2003 .  .  .  .  .  .  .  .  .  .   F-7

  Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .   F-8









                                   F-1



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2004, and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company currently has limited disposable cash and its revenues are not sufficient to fund operations at historical levels. These facts raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Robert Early & Company, P.C.
-----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

March 24, 2005





                                   F-2

                  Australian-Canadian Oil Royalties Ltd.
                              Balance Sheets
                     As of December 31, 2004 and 2003

                                                      2004           2003
                                                   ----------     ----------
                              Assets
CURRENT ASSETS
  Cash                                             $    9,803      $  16,931
  Cash-restricted                                   1,000,000        250,000
  Accounts receivable                                   4,101          3,854
  Prepaid expenses and other                            2,574             -
                                                   ----------     ----------
          Total Current Assets                      1,016,478        270,785
                                                   ----------     ----------
PROPERTY AND EQUIPMENT
  Oil and gas properties                              832,439        809,017
  Office equipment and software                        18,421             -
  Accumulated depreciation and depletion              (39,222)       (31,047)
                                                   ----------     ----------
          Net Property and Equipment                  811,638        777,970
                                                   ----------     ----------
OTHER ASSETS
  Investment in equity method investee                    154             54
                                                   ----------     ----------

     TOTAL ASSETS                                  $1,828,270     $1,048,809
                                                   ==========     ==========

                Liabilities & Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable                                 $    4,025     $    3,029
  Accrued expenses                                        974          2,638
  Loans from officers                                  20,000        109,050
  Notes payable to bank                             1,000,000        250,000
                                                   ----------     ----------
          Total current liabilities                 1,024,999        364,717
                                                   ----------     ----------
STOCKHOLDERS' EQUITY
  Preferred stock no par (50,000,000 shares
   authorized, none outstanding)                           -              -
  Common stock, no par (50,000,000 shares
   authorized, 10,484,944 and 7,359,527 shares,
   respectively, issued and  outstanding)           1,592,572      1,133,471
  Additional paid in capital                           82,547         29,700
  Accumulated deficit                                (871,850)      (478,797)
  Other comprehensive income:
   Foreign currency translation adjustment                  2           (282)
                                                   ----------     ----------
          Total Stockholders' Equity                  803,271        684,092
                                                   ----------     ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,828,270     $1,048,809
                                                   ==========     ==========


The accompanying notes are an integral part of these financial statements.
                                   F-3

                  Australian-Canadian Oil Royalties Ltd.
            Statements of Operations and Comprehensive Income
              For the years ended December 31, 2004 and 2003





                                                      2004           2003
                                                   ----------     ----------
OPERATING REVENUES
     Oil & gas revenues                            $   26,272     $    7,626

COSTS OF REVENUES
     Lease operating expenses                           7,927             -
     Production taxes                                     402            102
     Depletion                                          7,663          2,577
                                                   ----------     ----------
          GROSS PROFIT                                 10,280          4,947
                                                   ----------     ----------
OPERATING EXPENSES
     Personnel costs                                   84,484         61,448
     Professional fees                                 18,903         16,499
     Promotion and advertising                         18,102         14,004
     Adjustment for excess costs and impairment       234,733          3,882
     Deprecation and amortization                         512            320
     Other                                             24,307          7,023
                                                   ----------     ----------
          Total Operating Expenses                    381,041        103,176
                                                   ----------     ----------
(LOSS) FROM OPERATIONS                              (370,761)       (98,229)

OTHER INCOME
     Interest income                                    8,426          3,054
     Interest expense                                (26,292)       (11,995)
                                                   ----------     ----------
(LOSS) BEFORE INCOME TAXES                          (388,627)      (107,170)

Australian income taxes                                 4,426          1,607
                                                   ----------     ----------

          NET LOSS                                  (393,053)      (108,777)


OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment               -              12
                                                   ----------     ----------
          TOTAL COMPREHENSIVE LOSS                 $(393,053)     $(108,765)
                                                   ==========     ==========
Net loss per weighted average share outstanding    $   (0.04)     $   (0.02)
                                                   ==========     ==========
Weighted average shares outstanding                 9,138,068      6,800,333
                                                   ==========     ==========




The accompanying notes are an integral part of these financial statements.
                                   F-4

                  Australian-Canadian Oil Royalties Ltd.
                    Statement of Stockholders' Equity
              For the years ended December 31, 2004 and 2003
                                                                             Accumulated
                                                      Additional              Other Com-
                                     Common Stock      Paid In  Accumulated   prehensive
                                   Shares    Amount    Capital    Deficit       Income       Totals
                                 --------- ---------- ---------  ---------    ---------    ---------
BALANCES, December 31, 2002      6,391,742 $  986,711 $  27,300  $(370,020)   $    (294)   $ 643,697

Stock issued for:
  Cash                             150,000     22,50         -           -           -        22,500
  Oil & gas property costs         681,001    92,812         -           -           -        92,812
  Services                         136,784    31,448         -           -           -        31,448
Additional contributed capital          -         -       2,400          -           -         2,400
Net loss                                -         -          -    (108,777)          -      (108,777)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -          -         -          -            12           12
                                 --------- ---------- ---------  ---------    ---------    ---------
BALANCES, December 31, 2003      7,359,527  1,133,471    29,700   (478,797)        (282)     684,092

Stock issued for:
  Notes payable to officers      1,814,306    341,101        -           -            -      341,101
  Oil & gas property costs       1,211,111    109,000        -           -            -      109,000
  Services                         100,000      9,000        -           -            -        9,000
Other contributed capital               -          -     50,447          -            -       50,447
Additional contributed capital          -          -      2,400          -            -        2,400
Net loss                                -          -         -    (393,053)           -     (393,053)
Other comprehensive income:
  Foreign currency translation
    adjustment                          -          -         -          -           284          284
                                ---------- ---------- ---------  ---------    ---------    ---------

BALANCES, December 31, 2004     10,484,944 $1,592,572 $  82,547  $(871,850)   $       2    $ 803,271
                                ========== ========== =========  =========    =========    =========











The accompanying notes are an integral part of these financial statements.
                                   F-5

                  Australian-Canadian Oil Royalties Ltd.
                         Statements of Cash Flows
                    Increases/(Decreases) in Cash Flow
              For the years ended December 31, 2004 and 2003


                                                      2004           2003
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (393,053)    $ (108,777)
Adjustments to reconcile net (loss) to net cash
  provided by operations:
  Depreciation, depletion, and amortization             8,175          2,897
  Value of expenses contributed by officers             2,400          2,400
  Stock issued for services                             9,000         31,448
  Stock issued for interest                             3,676             -
  Adjustment for foreign currency translation             284             12
  Adjustment for excess costs and impairment          234,733          3,882
Changes in:
  Receivables                                            (247)          (611)
  Prepaid expenses                                     (2,574)            -
  Accounts payable                                       (668)           780
                                                   ----------     ----------
NET CASH USED BY OPERATING ACTIVITIES                (138,274)       (67,969)
                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Costs of oil & gas properties                      (149,155)       (55,272)
  Costs of other fixed assets                         (18,421)            -
  Investment in subsidiary                               (100)            -
                                                   ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                (167,676)       (55,272)
                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued for cash                                    -          22,500
  Proceeds from notes payable to officers             248,375        109,050
  Other contributed capital                            50,447             -
  Purchase of restricted certificates of deposit     (750,000)      (250,000)
  Proceeds from bank notes                            750,000        250,000
                                                   ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             298,822        131,550
                                                   ----------     ----------
  Increase/(Decrease) in cash for period               (7,128)         8,309

  Cash and cash equivalents, beginning of period       16,931          8,622
                                                   ----------     ----------
Cash and cash equivalents, end of period           $    9,803     $   16,931
                                                   ==========     ==========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
 Interest                                         $   24,329     $    9,357
 Australian income taxes                               3,578          2,274
Noncash Investing and Financing Activities:
 Contributed expenses                                  2,400          2,400
 Stock issued for services                             9,000         31,448
 Stock issued for oil & gas properties & drilling    109,000         92,812
 Stock issued for related party notes & interest     341,101             -


The accompanying notes are an integral part of these financial statements.
                                   F-6

                  Australian-Canadian Oil Royalties Ltd.
                      Notes to  Financial Statements
                        December 31, 2004 and 2003


NOTE 1:   DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Australian-Canadian Oil Royalties Ltd. (the Company) was incorporated April 28, 1997 in Vancouver, British Columbia, Canada. Its primary business plan is the purchase of overriding royalty interests for long-term passive income and capital gains, with sales of these interests as deemed in the best interest of the Company. Current primary income sources are royalties earned on overriding royalty interests held by the Company. The Company also engages related entities and third parties for leasing operations in Australia. The primary producing properties held by the Company are located in Australia's main onshore oil and gas producing basin.

During 2002, the Company acquired a working interest in a gas field being developed in Kentucky. The wells for this prospect have been drilled and gas has been found. However, efforts are still underway to identify a funding source for the construction of a gathering system and gas processing plant. Two of the leases are producing a small amount of oil.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Transactions

These financial statements are prepared in U.S. dollars for use in U.S. securities filings. However, the Company incurs transactions in Canadian, Australian, and U.S. dollars. Transactions denominated in Canadian or Australian dollars are translated to equivalent U.S. dollars for recording in the financial records based on the currency exchange rates existing at the dates of the transactions. Ending balances of accounts that are denominated in Canadian dollars are translated to U.S. dollars based on the currency exchange rates existing at December 31. The exchange gains and losses that result from translating these amounts to U.S. dollars are accumulated and reported as Other Comprehensive Income, a separate component of the Company's stockholders' equity.

Stock-Based Compensation

The Company accounts for services acquired (and other expenses paid) using stock as compensation (or payment) based on the fair value of the shares issued. Fair value is determined based on the closing price of the stock on the date the Company becomes obligated to issue the shares. Due to thin trading volume of the Company's stock, most stock issuances are recorded at a discount to the market price because of the effective limitations on disposal by the recipient of the shares. Restricted shares issued for services are discounted at a greater discount because of the added limitation on the tradability of the restricted shares.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual rentals. All general corporate costs are treated as expenses as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recorded. Capitalized costs are recorded in cost centers on a country-by-country basis. Most of the Company's oil and gas properties consist of overriding royalty interests that are located in Australia. The Company had not participated in the exploration and development of proved oil and gas properties until 2002. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income.

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

Office Equipment and Software

Office equipment and software are carried at depreciated cost. Acquisitions are recorded at cost. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of software and equipment is depreciated over the estimated useful lives of the related asset. Depreciation is computed on the straight-line method for financial reporting purposes

Investments in Equity Method Investee

The Company's investment in 20% of the common stock of Cooper Basin Oil and Gas, Inc. is carried at cost. CBOG had no activity during 2004 or 2003.

Income Taxes

Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has unused operating loss carry- forwards at December 31, 2004 that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

       Amount of Unused Operating    Expiring During Year Ended
           Loss Carryforward               December 31,
         -----------------------     --------------------------
              $   36,557                       2005
                  18,543                       2006
                  52,866                       2007
                 163,410                       2008
                  65,277                       2009
                 104,895                       2010
                 158,320                       2011
              -----------
              $  599,868
              ===========

The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due to the ceiling test that is not deductible for tax purposes.

The potential tax benefit from these operating loss carry-forwards is $275,939 and $205,022 in 2004 and 2003, respectively. The Company has recognized a valuation allowance against these deferred tax assets due the inability to foresee when such benefits will be realized.

The Company did not generate net U.S. source income during 2004 or 2003. Although it has begun to have income effectively connected with a U.S. trade or business, expenses have continued to be greater. When U.S. revenues exceed U.S. expenses, U.S. tax liabilities or benefits related to those activities will accrue.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $4,426 and $1,607 in 2004 and 2003, respectively.

Earnings Per Share

U.S. accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if converted" basis. This is computed by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potentially dilutive securities.

Weighted average shares outstanding were 9,138,068 and 6,800,333 for 2004 and 2003, respectively.

Cash Flows

The Company considers unrestricted cash and cash investments with initial maturity or marketability of three months or less to be cash equivalents for purposes of presenting its Statement of Cash Flows. Cash investments whose use is limited through collateral restrictions are not considered to be cash for Cash Flows.


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

Financial Instruments

Unless otherwise specified, Management believes the carrying value of its financial instruments approximates their fair value due to the short term to maturity. Investments in marketable securities are carried at market value.


NOTE 2:   RESTRICTED CASH

These financial statements report restricted cash. This amount consists of certificates of deposit that serve as collateral for the short-term bank notes. The Company's ability to use these funds is restricted under the terms of the collateral agreement.


NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 2004 and 2003 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $4,101 and $1,686, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

At December 31, 2003, the Company had a receivable of $2,166 for oil sold from the wells on the Kentucky leases.

The cost bases of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.


NOTE 4:   PREPAID EXPENSES

During 2004, the Company entered into a contract for promotion and advisory services to be provided over a one-year period. Restricted stock issued in payment for these services was valued at $9,000. This amount is being amortized over the year of the contract. The balance of $2,250 shows as prepaid expenses in the financial statements. Amortization of $6,750 is included under the caption "Promotion and advertising."


NOTE 5:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2004 and 2003.




                                   F-10

                                                      2004           2003
                                                   ----------     ----------
     Oil and gas properties                        $  832,439     $  809,017
     Office equipment                                   2,870             -
     Seismic analysis software                         15,551             -
                                                   ----------     ----------
          Total costs                                 850,860        809,017

          Accumulated depletion                      (38,710)       (31,047)
          Accumulated depreciation                      (512)             -
                                                   ----------     ----------
     Net Property and Equipment                    $  811,638     $  777,970
                                                   ==========     ==========

Depreciation expense was $512 for 2004. Depletion is discussed at Note 6. The office equipment and the software are being depreciated on a straight-line basis over three years.


NOTE 6:   OIL AND GAS PROPERTIES

Below is a summary of capitalized costs related to oil and gas properties:

                                           2004                2003
                                    ------------------  ------------------
                                    Australia   U.S.    Australia    U.S.
                                    --------- --------  --------- --------
Acquisition cost                    $ 734,559 $235,647  $ 538,059 $235,647
Assignments, transfers, and rentals   130,066       -      68,411       -
  Less allowance for excess costs     (34,064)(233,769)   (33,100)      -
                                    --------- --------   -------- --------
       Total                          830,561    1,878    573,370  235,647
  Less accumulated depletion         (36,833)  (1,877)   (31,047)       -
                                    --------- --------   -------- --------
Net Oil and Gas Properties          $ 793,728 $      1   $542,323 $235,647
                                    ========= ========   ======== ========

The costs of producing Australian properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, ATP 543, and ATP 560. Other interests have not produced marketable oil or gas from which the Company has received revenues. The costs associated with such properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $7,663 and $2,577 for 2004 and 2003.

In addition to depletion, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2004 and 2003. Adjustments to reduce the carrying values based on the ceiling test were $ 964 in 2004 and $3,882 in 2003. Additionally, as discussed below, the U.S. investment was determined to be impaired.

Australia

During 1997, the Company acquired a package of overriding royalty interests consisting of 1,005,143 net royalty acres beneath 28,572,609 gross surface acres in Australia's main onshore oil and gas producing basin. These interests were acquired through the issuance of 4,000,000 new shares of its common stock. In addition to the acquisition cost, the Company incurred costs associated with preparation of assignments, transfer taxes, and registration of title in Australia.

During December 2000, the Company purchased all of the outstanding stock of Cooper Eromanga Oil, Inc. (CEO). Subsequently, the sole asset of CEO, a 100% interest in ATP 582, was assigned to the Company. ATP 582 consists of 6,700,000 surface acres and will require minimum annual exploration expenditures (which are yet to be determined) after an agreement has been reached with the Aboriginal Tribes regarding ingress and egress on the concession. The Company acquired its interest in exchange for paying certain legal costs and delay rentals totaling $3,373 and agreeing to assign a 2% of all production overriding royalty interest to CEO's previous owner. The out-of-pocket costs have been included in capitalized oil and gas acquisition costs. This concession is subject to an assigned total of 11.5% in overriding royalty interests (including the 2% interest) in addition to the standard 10% mineral royalty retained by the Queensland government. During 2003, the Company paid $2,950 in rental costs. Rental costs for 2004 were deferred until 2005.

During September 2000, the Company was successful in applications for three Australian oil and gas concessions in South Australia, PELs 108, 109 and
112. The Company submitted these applications on a 50/50 basis with its President, Ely Sakhai. The Company's portion of the minimum exploration commitments under these three applications total $145,000 in the first year, $275,000 in the second year, and $1,450,000 in the third year. These concessions lie beneath 1,698,348 surface acres. During 2003, the Australian government completed negotiations with native Aborigines regarding surface damages. In accordance with the settlement reached, the Company was required to pay $32,500 into a fund for the Aborigines and $14,335 in legal fees. During 2004, total costs of $61,655 were incurred reviewing these concessions. Subsequent to year end, a geophysicist has drawn up plans for a seismic study to be performed during 2004.

During 2001, the Company purchased a 0.05% overriding royalty interest under permit VIC/P45 for $19,000. This is an area offshore from the state of Victoria.

During 2002, the Company paid $20,750 to International Oil Lease Service
(IOLS) (See related party discussion below.) for unsuccessful application fees for areas V01-4 and V02-2 in South Australia. Additionally, 407,000 shares were issued to IOLS for a 0.05% interest in Permit 53. This acquisition was valued at $100,000 based on cash sales of comparable interests by IOLS.

During 2003, a 0.3% overriding royalty interest was purchased in PEL 88 for $27,000.

During 2004, the Company purchased a 2% working interest in PEL 100 for $50,000 from IOLS. A dry hole was drilled on this prospect, but additional seismic was run (at a cost of $10,280 to the Company) and the operator plans to drill a second test well. In addition, 0.1% overriding royalty interests in PELs 86, 87, 89, 111, and 115 were purchased for $45,000 from IOLS and Australian Grazing and Pastoral Co. Pty., Ltd. (AGP). (See related party discussion below.) A 0.05% interest in VIC/P45 was purchased for $64,000 from IOLS. The Company also paid $37,500 in application fees for VIC/P60, V03-3 and V03-4. V03-3 was unsuccessful and V03-4 became VIC/P60.

United States

In 2002, the Company purchased a 12.5% working interest in the Park City Gas Field in Kentucky with stock. In 2002 and 2003, it has paid for its share of drilling costs with additional stock issuances. The Company's President has acquired an equal interest in this field. The operator drilled a total of 50 wells during the development of this field. Gas was found during the drilling of the wells and geological analysis has indicated that the completed wells have significant potential. However, production tests have not been completed and a gathering system has not been constructed. The gas tested to contain very high levels of nitrogen. A gas plant will have to be constructed to remove excess nitrogen from the gas before it can be injected into existing pipelines. The lack of facilities has precluded marketable production. As a result, estimating the timing and quantities of producible gas is solely a volumetric calculation based on porosities and zone sizes indicated during the drilling process. Minimal tests on a limited number of wells have been performed to validate the wells and the feasibility of a gas processing plant.

At the end of 2004, the Company reviewed its investment in this gas field in accordance with accounting rules for oil and gas investments and long-lived assets and determined that there is currently no support to calculate recovery of the investment recorded on the books. Pursuant to this determination, the investment was deemed to be impaired and it was written off.


NOTE 7:   NOTES PAYABLE

During 2003, the Company borrowed $109,050 from its President and Secretary on 12-month notes bearing interest at 4.5%. These notes had maturity dates that varied with the origination date of the notes. Interest of $1,968 was accrued on these notes at December 31, 2003. During 2004, the Company borrowed $248,375 for these officers on the same basis as in 2003. Interest incurred on all of these notes during 2004 totaled $1,830. Except for $20,000 borrowed in October 2004, all of these notes were retired during 2004 through the issuance of 1,814,306 shares of restricted stock.

The Company has outstanding loans of $1,000,000 from the First National Bank of Cisco, an increase of $750,000 from 2003. These notes are six month notes and have been renewed in April and December each year since the Company started borrowing in 2001. The balances outstanding at December 31, 2004, bear interest at 3.35% and are due in March 2005. These notes are secured by certificates of deposit shown as restricted cash on the balance sheet. Total interest incurred on these bank notes during 2004 and 2003 was $25,132 and $9,358.


NOTE 8:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services with no cash cost to the Company. These contributed costs had estimated unpaid values of $2,400 during 2004 and 2003. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2003 and 2004, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $84,232 and $12,674,

respectively. These entities, Tensleep Oil and Production Inc., Secretarial Services, Inc., and AGP are within the control of the Company's Secretary. Additionally, the Company paid filing fees and purchased Australian oil and gas properties from AGP and IOLS during 2004. These amounts totaled $101,875.

As discussed at Note 6, the Company borrowed $248,375 and $109,050 from two of its officers during 2004 and 2003. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability. As discussed in Note 6, the bulk of these notes were repaid through the issuance of the Company's restricted common stock

In 2003, the Company acquired a 0.3% interest in PEL 88 from AGP for 180,000 shares of restricted stock valued at $27,000.

Various Australian oil and gas properties were acquired from AGP and IOLS during 2004 for 1,211,111 restricted common shares valued at $109,000.

At December 31, 2004 and 2003, the Company's accounts payable included $ and $ , respectively payable to related parties.


NOTE 9:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where, at present, all of its producing properties are located. Approximately 70% of all operating revenues reported by the Company during 2004 and 2003 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2004 and 2003 are also related to the revenue received from the Australian royalties. Australian revenues were $17,332 and $5,355 in 2004 and 2003.

Oil was produced and sold from the property in Kentucky. These revenues totaled $8,940 and $2,270 in 2004 and 2003.

Essentially all of the Company's administrative costs are incurred in the United States. Lease operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.


NOTE 10:   INVESTMENT IN EQUITY METHOD INVESTEE

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


NOTE 11:   STOCK TRANSACTIONS

During 2003, 501,001 restricted shares were issued to pay the Company's portion of the costs to complete the drilling program in Kentucky.


During 2003, besides the shares issued for the Kentucky project discussed above, the Company issued 180,000 shares to AGP (See discussion of related party transactions above.) for a 0.3% overriding royalty interest in PEL 88. Directors were allowed to purchase 150,000 restricted shares for $22,500. A consultant was issued 136,784 shares for services rendered to the Company during 2002 and 2003.

During 2004, the Company issued 1,814,306 shares of restricted stock valued at $341,101 in payment of loans from two officers along with accrued interest. Oil and gas interests in Australia were acquired by issuing 1,211,111 restricted shares valued at $109,000. A promotional consultant was employed and compensated by the issuance of 100,000 restricted shares valued at $9,000.


NOTE 12:   CONTINGENCY

The original package of Australian overriding royalty interests acquired by the Company in 1997 included a 1/8 of 1% interest in all production from the Patchawarra Southwest Block of PEL's 5 & 6. This overriding royalty comprises approximately 5,348 net royalty acres beneath 1,069,717 surface acres. The Patchawarra Southwest Block became productive in June 1989 and has produced approximately $A67,119,716 in revenues from oil, gas and LPG since that time. This overriding royalty was first created in June 1971 as
a 1/4 of 1% interest out of a 10% working interest.   Since that time, this
interest has been assigned to six different companies with the last assignee being Australian-Canadian Oil Royalties Ltd. During 1997, the Company determined that, due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect both past and future royalty payments. In addition to the legal costs incurred in this litigation, the Company will be required to pay any unpaid stamp duty (transfer tax), charged by the Australian government, for each previously unrecorded assignment.

The Company is considering the appropriate timing and costs which will be required to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2004, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in a range around $A30,000 plus any stamp duty that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production. A six-year statute of limitations runs on unpaid royalty revenue.


NOTE 13:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are primarily located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance
Corporation (FDIC) up to $100,000 per depositor.  Combined balances at

December 31, 2004 at the Company's primary bank exceeded federally insured limits by $909,803.


NOTE 14:   GOING CONCERN CONSIDERATIONS

As of December 31, 2004, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interests it holds in Australia, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful. The Company is effectively debt free (due to the certificates of deposit offsetting notes payable) and could continue to operate at subsistence levels pending development of funding sources.


NOTE 15:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS  (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2004 and 2003 and for the years then ended.

            Reserves of oil and gas - Royalty Interests

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas from its producing interests is presented in the following schedule. No estimates of reserves have been reported to or filed with any Federal authority or agency during the year presented. All of these royalty interests are in Australia. The gas wells on ATP 543 were shut in for all of 2003 and 2004.

                                           Gas (mcf)        Oil (bbls)
                                         2004     2003     2004    2003
                                        ------   ------   ------  ------
 Reserves reported by the Queensland
    government as of June 30, 1997          -        -     3,962   3,962
 Additions or adjustments after 1997    15,272   15,272    2,350      -
    Discoveries                             -        -        -       -
    Cumulative previous production      (4,232)  (4,232)  (2,905) (2,650)
    Current year production                 -        -      (542)   (255)
                                        ------   ------   ------  ------
 Unrecovered reserves                   11,040   11,040    2,865   1,057
                                        ======   ======   ======  ======






        Results of Operations for Producing Activities (1)
          For the Years Ended December 31, 2004 and 2003

                                             2004                2003
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------  ---------  ---------
Sales of oil and gas                 $  16,973  $  8,940  $   5,355  $   2,270

Production costs (including taxes)          -      8,329         -          -
Acquisition, exploration & development 258,155        -      76,785     71,299
Depletion                                5,786     1,877      2,577         -
                                     ---------  --------  ---------  ---------
Results of operations from producing activities
  (excluding corporate overhead)     $(246,968) $ (1,266) $ (74,007) $ (69,029)
                                     =========  ========  =========  =========

All sales were to unaffiliated entities. Amortization of Australian costs was $11.33 and $10.11 per equivalent barrel for 2004 and 2003. Amortization of U.S. costs was $8.08 per barrel.

     Capitalized Costs Relating to Oil and Gas Producing Activities (1)
                       At December 31, 2004 and 2003

                                             2004                 2003
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------  ---------  ---------
Unproved properties (not
     being amortized)                $ 711,053  $235,647  $ 482,898  $ 235,647
Proved properties (being amortized)    153,572        -     123,572         -
Capitalized pre-acquisition costs           -         -          -          -
                                     ---------  --------  ---------  ---------
    Total Capitalized Costs            864,625   235,647    606,470    235,647

 Allowance for excess costs           (34,064) (233,769)   (33,100)         -
 Accumulated depletion                (36,833)   (1,877)   (31,047)         -
                                     ---------  --------  ---------  ---------
Net Capitalized Costs                $ 793,728  $      1  $ 542,323  $ 235,647
                                     =========  ========  =========  =========

            Costs Incurred in Oil and Gas Property Acquisition,
                       Exploration and Development (1)
               For the Years Ended December 31, 2004 and 2003

                                             2004                 2003
                                     -------------------  --------------------
                                     Australia    U.S.    Australia     U.S.
                                     ---------  --------  ---------  ---------
Property acquisition costs:
   Proved                            $      -   $     -   $      -   $      -
   Unproved                            247,875        -      76,785         -
   Exploration costs                    10,280        -          -          -
   Development costs                        -         -          -      71,299
                                     ---------  --------  ---------  ---------
Total                                $ 258,155  $     -   $  76,785  $  71,299
                                     =========  ========  =========  =========

   (1) As mentioned at note 5, the company acquired a working interest in the park city gas field in the U.S. That has been drilled but is not in production, except for a small amount of oil. The operator's petroleum engineer has performed a volumetric calculation of estimated gas in place. However, reliable reserve information (and value) for this property is highly subjective at the time of preparation of these financial statements because the field has opened a previously unexplored area in Kentucky and there has been no way to predict production rates or decline curves. Producible reserves are relatively shallow and there has not been a substantive test of the production rates and rate of decline of the estimated reserves. Because of these facts, a reliable estimate of the timing of production and future cash flows has not been determined. Since reliable information is not available at the time of preparation of these financial statements, the company has not presented the disclosures of reserve information that are normally required for working interests based on information that management believes could prove to be unreliable or unsupportable.

   Additionally, because of the high nitrogen content in the gas found in the field, the gas is not marketable without being processed to remove excess nitrogen. Finding a funding source for the gas plant has proven to be problematic and, at present, causes projections of the potential to recover the Company's investment to be highly questionable. Based on this analysis, the Company has recorded an impairment for the full carrying value of its U.S. investment.











