Form 10QSB
period 2005-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2005-05-16
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended MARCH 31, 2005

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

        There were 10,519,944 shares of common stock, No Par Value, outstanding as of April 30, 2005


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


                      PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements




        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties Ltd. as of March 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of Company personnel responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 24, 2005, we expressed an opinion on those financial statements that was qualified with respect to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



  /s/ Robert Early & Company, P.C.
----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

May 3, 2005

                                     3

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                BALANCE SHEETS

                                                      March 31,   December 31,
                                                         2005        2004
                                                     -----------   ----------
                                                     (Unaudited)

                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $    20,751   $    9,803
   Cash equivalents, restricted                        1,000,000    1,000,000
   Royalties receivable                                    2,885        4,101
   Prepaid expenses and other                                289        2,574
                                                     -----------   ----------
      Total Current Assets                             1,023,925    1,016,478
                                                     -----------   ----------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                887,784      832,439
   Office equipment and software                          18,421       18,421
   Accumulated depreciation and depletion                (42,286)     (39,222)
                                                     -----------   ----------
      Total Property and Equipment                       863,919      811,638
                                                     -----------   ----------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                154          154
                                                     -----------   ----------

TOTAL ASSETS                                         $ 1,887,998   $1,828,270
                                                     ===========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                           $    28,667   $    4,025
   Accrued interest payable                                1,705          974
   Loans from officers                                   101,465       20,000
   Notes payable to bank                               1,000,000    1,000,000
                                                     -----------   ----------
      Total Current Liabilities                        1,131,837    1,024,999
                                                     -----------   ----------
STOCKHOLDERS' EQUITY
  Common stock (50,000,000 shares authorized; no
   par value; 10,519,944 and 10,484,944 shares
   issued/outstanding, respectively)                   1,603,372    1,592,572
  Additional paid in capital                              83,347       82,547
  Accumulated deficit                                   (923,477)    (871,850)
  Stock issued for deferred services                      (7,083)          -
  Other comprehensive income:
   Foreign currency translation adjustment                     2            2
                                                     -----------   ----------
      Total Stockholders' Equity                         756,161      803,271
                                                     -----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,887,998   $1,828,270
                                                     ===========   ==========


See accompanying selected information.
                                      4

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                           STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2005 and 2004
                                (Unaudited)


                                                         2005         2004
                                                     -----------   -----------
OIL AND GAS REVENUES                                 $     2,303   $     1,679

COST OF SALES
   Production taxes                                           38            25
   Lease operating expenses                                2,599            -
   Depletion                                               1,529           478
                                                     -----------   -----------
   GROSS PROFIT                                           (1,863)        1,176
                                                     -----------   -----------
OPERATING EXPENSES
   Personnel costs                                        24,527        15,609
   Professional fees                                       3,922           118
   Promotion and advertising                               8,616         1,362
   Excess oil and gas costs                                   -            964
   Office expenses                                         2,575         3,643
   Depreciation                                            1,535            -
   Other                                                   2,479         3,293
                                                     -----------   -----------
      Total Operating Expenses                            43,654        24,989
                                                     -----------   -----------
OPERATING LOSS                                           (45,517)      (23,813)

OTHER INCOME/(EXPENSE)
   Interest and dividends                                  3,331           808
   Interest expense                                       (9,083)       (2,084)
                                                     -----------   -----------
NET LOSS BEFORE INCOME TAXES                             (51,269)      (25,089)

   Australian income taxes                                   358           339
                                                     -----------   -----------
NET LOSS                                             $   (51,627)  $   (25,428)
                                                     ===========   ===========


BASIC (LOSS) PER COMMON SHARE                        $     (0.00)  $     (0.00)
                                                     ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
         Basic                                        10,495,222     7,832,428
                                                     ===========   ===========






See accompanying selected information.
                                    5

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended March 31, 2005
                                (Unuadited)



                                                                                    Accumulated
                                                                                      Other
                                                    Additional                        Compre-
                                    Common Stock      Paid In   Accumulated Deferred   hensive
                                  Shares    Amount    Capital    (Deficit)  Services   Income      Total
                               ---------- ---------- ---------  ----------  --------  ---------  --------

BALANCES, December 31, 2004    10,484,944 $1,592,572 $  82,547  $ (871,850) $     -   $       2  $803,271


Stock issued for services          35,000     10,800        -           -     (7,500)        -      3,300

Additional contributed capital         -          -        800          -         -          -        800

Net loss                               -          -         -      (51,627)      417         -    (51,210)

Other comprehensive income:
  Foreign currency translation
    adjustment                         -          -         -           -         -          -         -
                               ---------- ---------- ---------  ----------  --------  ---------  --------

BALANCES, March 31, 2005       10,519,944 $1,603,372 $  83,347  $ (923,477) $ (7,083) $       2  $756,161
                               ========== ========== =========  ==========  ========  =========  ========
















See accompanying selected information.
                                    6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                         STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2005 and 2004
                                (Unaudited)


                                                         2005          2004
                                                     -----------   -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                         $   (51,627)  $   (25,428)
  Adjustments to reconcile net (loss) to cash
  (used in) operating activities:
    Depreciaton, depletion and amortization                3,064           478
    Excess oil and gas costs                                  -            964
    Expenses contributed by officer                          800           600
    Stock issued for expenses                              3,717         2,290
  Changes in operating assets and liabilities:
    Royalties receivable                                   1,216         1,563
    Prepaids and other                                     2,285          (185)
    Accounts payable and accrued expenses                 25,373        75,195
                                                     -----------   -----------

  Net Cash (Used In) Operating Activities                (15,172)       55,477

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of oil and gas interest                    (55,345)      (75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from officers                                   81,465        20,000
                                                     -----------   -----------

   NET INCREASE IN CASH                                   10,948           477

      CASH, BEGINNING OF PERIOD                            9,803        16,931
                                                     -----------   -----------

CASH, END OF PERIOD                                  $    20,751   $    17,408
                                                     ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
   Income taxes                                      $        16   $       305
   Interest expense                                        8,352         4,090

Non-Cash Transactions
   Contributed services and office space                     800           600
   Stock issued for oil and gas costs                         -             -
   Stock issued for Notes payable and interest                -        111,340
   Stock issued for services                              10,800            -





See accompanying selected information.
                                      7

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)

                               March 31, 2005



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 and $300 for the first quarter of 2004 and 2003, respectively. The value of office space utilization has also been estimated at $400 and $300 for the first quarter of 2004 and 2003. These costs have been recorded as expenses and as additional capital.

NOTE 4:   STOCK TRANSACTIONS

During February and March 2005, the Company issued 35,000 restricted common shares to two unrelated persons in payment for a promotional services valued at a total of $10,800. One of these transactions, valued at $7,500, called for the provision of these services over a three-year period. As a result, deferred services has been recognized for the remaining balance which will be amortized over the remaining period of the services. In addition, the Board of Directors has approved a contract for management services being provided to the Company. Compensation under this contract is to be paid with restricted shares equal to 1% of the outstanding shares. One-fourth of the estimated value of this contract has been accrued in the first quarter.


NOTE 5:   AUSTRALIAN CONCESSIONS

During the first quarter of 2005, the Company paid its portion of leasing fees on VIC/P60 and its portion of initial seismic costs related to starting the seismic programs on PELs 108 and 112.


NOTE 6:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2003, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During the first quarter of 2005, the Company paid $13,844 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil and Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Pty., Ltd. for Australian legal fees and licensing costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

The Company borrowed $81,465 from its President and Secretary during the first quarter of 2005 to meet its operating expenses and its exploration obligations.


NOTE 7:   SUBSEQUENT EVENTS

During April 2005, the Company sold 8.5% working interest out of its 50% in PELs 108, 109, and 112 for a total of $338,500 to Robert Kamon, Jan Soleimani, and Cheri Pink, Inc. These funds were in turn used to pay the Company's portion of seismic exploration costs on PELs 108 and 112.

Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

Management is pleased to report that ACOR is being transformed into an oil exploration Company because of several exciting events. These include the giant oil discoveries adjoining PEL 112 to the East producing approximately $68 million per year in settled production, the price of crude oil being above $US50 per barrel, and the 52% success rate for "Wildcat" exploration drilling by new junior oil companies in the Cooper/Eromanga Basin.

ACOR holds approximately 7,650,352 net working interest acres in the most prolific basins in Australia. These are located onshore in the Cooper/Eromanga Basin and offshore in the Gippsland Basin. ACOR's President, instructed management to hire the best available seismic and geophysical team in the Cooper/Eromanga Basin in order to begin a detailed exploration program on PELs 108 and 112. ACOR hired Andy McGee, a highly respected geophysicist and Steven Tobin of Terrex Seismic. A crew of approximately 35 personnel will be working this spring and summer to perform the shooting and interpreting of 190 kilometers of seismic on PELs 108 and
112. ACOR is very excited about the current prospects mapped on PEL 112 and Mr. McGee and Mr. Tobin had valuable suggestions to help ACOR shoot seismic on the best prospects on PELs 108 and 112.

ACOR management has been granted a variance that will allow ACOR to take the seismic money pledged on all three areas and spend the majority to shoot 155 kilometers of seismic on PEL 112 and 35 kilometers of seismic on PEL 108. Because of the excellent talent that ACOR has hired to explore PEL 108 and 112, the South Australian Government has also agreed to allow ACOR to keep PEL 109 for possible exploration at a later date.

Adjoining PEL 112 to the North, the Christies Oil Field has produced approximately 1,554 barrels of oil per day from three wells and the Sellicks well is producing approximately $2.1 million per year. Adjoining PEL 112 to the east, the Worrior Oil Field is producing approximately $5,690,200 per month or approximately $68,270,400 per year.

ACOR owns a 41.5% working interest under PEL's 108, 109 and 112.

ACOR owns a 25% working interest in VIC/P60 ("Permit 60"). Permit 60 is located in the Gippsland Basin and consists of 339,769 acres. In excess of four billion barrels oil/condensate and 12 TCF gas reserves have been discovered in the basin since exploration drilling began in 1964. Mr. Roy Whiting, an expert geophysicist is now working full time on seismic interpretation for Permit 60. Mr. Whiting has reported to ACOR management that he has already identified several structures on Permit 60 that were possibly overlooked by the Australian Government.

ACOR owns a 1/20th of 1% overriding royalty interest under VIC/P54. The drilling of the Longtom #3 as an appraisal well is expected in September 2005 using the Ocean Patriot drilling rig. The drilling program will ensure the rapid appraisal of the field which, if successful, will lead to its early development. The well will be designed such that it can be suspended as a future commercial gas producer that can be rapidly brought into production. Final permeability results from the core recovered from the Longtom #2 appraisal well were very positive. Nexus Energy Ltd.'s analysis indicates that the upper sands at Longtom should flow at commercial rates in an appropriately drilled and completed well. Mapping and engineering studies indicate that the Longtom Field contains commercial quantities of gas with large potential for reserves.

Nexus has revised the estimated recoverable gas volume based on geological data obtained from the Longtom #2 well (including the core data recovered from the sidetrack). Current indications (based on the successful Longtom #2 appraisal well) are that estimated potential proved + probable recoverable gas volumes in the Longtom field could be in excess of 300 BCF, with estimated potential proved, probable and possible gas volumes of up to 500 BCF. The objectives of the Longtom #3 well are to confirm the commercial gas flow and reserve potential of the upper sands of the reservoir and the lateral extent of the lower sands by drilling horizontally through the reservoir.

ACOR owns a 3/10th of 1% overriding royalty interest in PEL 88. Cooper Energy, the operator of PEL 88, is scheduled to spud the Kitson-1 well approximately May 15th. It is expected to take 18 days to reach the planned total depth of 2,205 meters. The well is projected to cost $1.8 million. The Kitson-1 exploration well has estimated undiscovered mean reserves of 5 million barrels of oil. The Kitson-1 is located approximately 200 km north-northeast of Moomba in South Australia. The Kitson prospect consists of a large two fault closed structure. At its crest, it contains two four-way dip closed structures. Five zones, the Namur, Birkhead, Hutton, Poolowanna and Tinchoo formations, have been identified by seismic analysis as potential production and are targeted. Should a reservoir be discovered in the Namur, then the fault closed structure is estimated to contain recoverable oil reserves in the range between 5 to 42 million barrels, with an estimated mean of 20 million barrels. Cooper Energy CEO, Mike Scott, said the company's exploration portfolio always has room for a few high-risk/reward wells like the Kitson which have the possibility of discovering up to an estimated 42 million recoverable barrels in a single reservoir plus the enormous upside of discovering multiple reservoir zones. This undoubtedly has to be classed as a possible company-making target. Should a discovery be made at Kitson, there is an even larger target on PEL 88 - the Lancier Prospect. The Lancier lies 15 km to the west of the Kitson and Cooper intends to follow up on it as soon as feasibly possible following a success on Kitson.

ACOR owns a 1/10th of 1% overriding royalty interest in PEL 115. The Mirage-1 in South Australia's Cooper Basin has stabilized at a flow rate of 275 barrels of oil per day. Spudding of the Mirage-2 development well is expected in July. The interpreted recoverable oil reserves for the Mirage Oil Field is estimated at between 1.3 million to 2.3 million barrels. Mirage-1 flowed clean oil at a rate of 372 barrels of oil per day on a 1/2 inch choke during the "clean-up" production test phase.

Australia is a "hot spot" for oil and gas exploration and is positioned for possible "Company-Maker" discoveries.


Liquidity and Capital Resources

The principal assets of ACOR are oil and gas properties, reported at $887,784 on March 31, 2005. The Total Current Assets increased from March 31, 2004 to March 31, 2005. The Company's Total Current Assets as of March 31, 2005, was $1,887,988 with Total Current Liabilities of $1,131,837, giving a liquidity ratio of 1.67 to 1.0. The Company's cash position was $1,020,751 on March 31, 2005 compared to $1,009,803 and $770,604 on December
31, 2004 and March 31, 2004, respectively, although a portion of the cash was restricted as to use at each of these dates. The Company continues to have no long-term debt.

Stockholders' Equity decreased when comparing March 31, 2005 ($756,477) to December 31, 2004 ($803,271) and March 31, 2004 ($770,604).

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are will require significant additional capital and there is no assurance that the Company will be able to obtain such funds or to obtain the required capital on terms acceptable to the Company. In late April, the Company sold 8.5% of its 50% working interest under PELs 108, 109 and 112 to three stockholders to pay their portion of seismic costs ($338,500).

The Company plans to farm out interests in oil and gas concessions that it acquires in order to pay for exploration costs such as seismic and drilling. The Company may also satisfy its future capital requirements by selling the Company's common stock. If unable to obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.


Results of Operations

Oil and gas revenues increased when comparing the three months ended March 31, 2005 ($2,303) to the three months ended March 31, 2004 ($1,679). These fluctuations in revenues are primarily due to changes in production, the price of oil, and production expenses. Total Operating Expenses were $43,654 for the three months ended March 31, 2005 compared to $24,989 for the quarter ended March 31, 2004. The principal reasons for the increase is due to personnel, advertising and associated costs.

The Company's operating loss was $45,517 for the quarter ended March 31, 2005 compared to an operating loss of $23,813 for the same period in 2004. The net loss for the three months ended March 31, 2005 was $51,627 compared to a net loss of $25,428 for the quarter ended March 31, 2004. The increase in net loss is attributable, as described in the paragraph above, as principally personnel, advertising and associated costs.


Disclosure Regarding Forward-Looking Statements

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance.
These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the wordsS"anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

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


                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  Exhibit 31.1 -- Certification of President and Chief Executive Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  Exhibit 31.2 -- Certification of Secretary and Chief Financial Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  Exhibit 32   -- Certification of Chief Executive Officer and Chief
                  Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


  Reports on Form 8-K --     None



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Australian-Canadian Oil Royalties Ltd.


Date: May 13, 2005                /s/  ROBERT KAMON
                                 -------------------------------
                                 By: Robert Kamon, Secretary and
                                 Principal Financial Officer