Form 10QSB
period 2005-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2005-08-22
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period Ended JUNE 30, 2005

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                   Commission File No. 0-29832


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


                      1304 Avenue M, Cisco, TX 76437
                  ---------------------------------------
                  (Address of Principal Executive Offices

                                 (254) 442-2658
               -------------------------------------------------
               Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 10,669,944 shares of common stock, No Par Value, outstanding as of June 30, 2005


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



                 PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements




   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have reviewed the accompanying balance sheet of Australian-Canadian Oil Royalties Ltd. as of June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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



  /s/ Robert Early & Company, P.C.
-----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

August 14, 2005


                                     3

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                BALANCE SHEETS

                                                       June 30,   December 31,
                                                         2005        2004
                                                     -----------   ----------
                                                     (Unaudited)

                                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $    19,805   $    9,803
   Cash equivalents, restricted                        1,000,000    1,000,000
   Royalties receivable                                    3,617        4,101
   Prepaid expenses and other                                289        2,574
                                                     -----------   ----------
      Total Current Assets                             1,023,711    1,016,478
                                                     -----------   ----------

PROPERTY AND EQUIPMENT
   Oil and gas properties                                898,018      832,439
   Office equipment and software                          18,421       18,421
   Accumulated depreciation and depletion                (44,551)     (39,222)
                                                     -----------   ----------
      Total Property and Equipment                       871,888      811,638
                                                     -----------   ----------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                154          154
                                                     -----------   ----------

TOTAL ASSETS                                         $ 1,895,753   $1,828,270
                                                     ===========   ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                           $    19,840   $    4,025
   Accrued interest payable                                3,155          974
   Loans from officers                                   157,665       20,000
   Note payable to bank                                1,000,000    1,000,000
                                                     -----------   ----------
      Total Current Liabilities                        1,180,660    1,024,999
                                                     -----------   ----------
STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized; no
   par value; 10,669,944 and 10,484,944 shares
   issued/outstanding, respectively)                   1,648,172    1,592,572
   Additional paid in capital                             84,147       82,547
   Accumulated deficit                                  (988,045)    (871,850)
   Stock issued in advance for services                  (29,183)          -
   Other comprehensive income:
      Foreign currency translation adjustment                  2            2
                                                     -----------   ----------
      Total Stockholders' Equity                         715,093      803,271
                                                     -----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,895,753   $1,828,270
                                                     ===========   ==========

See accompanying selected information.
                                      4

                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                           STATEMENTS OF OPERATIONS
            For Three and Six Months Ended June 30, 2005 and 2004
                                 (Unaudited)


                                          Three Months          Six Months
                                         2005      2004      2005      2004
                                      --------  --------  ---------  ---------

OIL AND GAS REVENUES                  $  1,998  $  6,825  $   4,301  $   8,504

COST OF SALES
   Production taxes                         -        111         38        136
   Lease operating expenses                 -      2,643      2,599      2,643
   Depletion                               730     2,262      2,259      2,740
                                      --------  --------  ---------  ---------
   GROSS PROFIT                          1,268     1,809       (595)     2,985
                                      --------  --------  ---------  ---------

OPERATING EXPENSES
   Personnel costs                      17,101    20,535     41,628     36,144
   Professional fees                    12,106     9,225     16,028      9,643
   Promotion and advertising            24,744     4,012     33,360      5,074
   Excess oil and gas costs                 -         -          -         964
   Office expenses                       2,532     3,356      5,107      6,999
   Depreciation                          1,535        -       3,070         -
   Other                                   819     2,246      3,298      5,539
                                      --------  --------  ---------  ---------
      Total Operating Expenses          58,837    39,374    102,491     64,363
                                      --------  --------  ---------  ---------

OPERATING LOSS                         (57,569)  (37,565)  (103,086)   (61,378)

OTHER INCOME/(EXPENSE)
   Interest and dividends                3,989     2,514      7,320      3,322
   Interest expense                    (10,425)   (7,970)   (19,508)   (10,054)
                                      --------  --------  ---------  ---------

NET LOSS BEFORE INCOME TAXES           (64,005)  (43,021)  (115,274)   (68,110)

   Australian income taxes                 563     1,308        921      1,647
                                      --------  --------  ---------  ---------

NET LOSS          `                   $(64,568) $(44,329) $(116,195) $ (69,757)
                                      ========  ========  =========  =========

EARNINGS/(LOSS) PER SHARE:
   Basic and Diluted                  $  (0.01) $  (0.01) $  (0.01)   $  (0.01)
                                      ========  ========  ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
   Basic                            10,548,515 8,356,519 10,522,016  8,094,473
                                    ========== ========= ==========  =========

See accompanying selected information.
                                      5

                   AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                     STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended June 30, 2005
                                (Unaudited)


                                                                                        Other
                                                    Additional                         Compre-
                                    Common Stock      Paid In   Accumulated Deferred   hensive
                                  Shares    Amount    Capital    (Deficit)  Services   Income      Total
                               ---------- ---------- ---------  ----------  --------  ---------  --------

BALANCES, December 31, 2004    10,484,944 $1,592,572 $  82,547  $ (871,850) $     -   $       2  $803,271


Stock issued for services         185,000     55,600        -           -    (37,800)        -     17,800

Additional contributed capital         -          -      1,600          -         -          -      1,600

Net loss                               -          -         -     (116,195)    8,617         -   (107,578)

Other comprehensive income:
  Foreign currency translation
    adjustment                         -          -         -           -         -          -         -
                               ---------- ---------- ---------  ----------  --------  ---------  --------

BALANCES, June 30, 2005        10,669,944 $1,648,172 $  84,147  $ (988,045) $(29,183) $       2  $715,093
                               ========== ========== =========  ==========  ========  =========  ========











See accompanying selected information.

                                    6

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended Jane 30, 2005 and 2004
                                (Unaudited)


                                                         2005          2004
                                                     -----------   -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
 Net (loss)                                          $  (116,195)  $   (69,757)
 Adjustments to reconcile net (loss) to cash
  (used in) operating activities:
  Depreciation, depletion and amortization                 5,329         2,740
  Excess oil and gas costs                                    -            964
  Expenses contributed by officer                          1,600         1,200
  Stock issued for expenses                               26,417         4,983
  Changes in operating assets and liabilities:
  Royalties receivable                                       484          (102)
  Prepaids and other                                       2,285          (205)
  Accounts payable and accrued expenses                   17,996        (1,182)
                                                     -----------   -----------
 Net Cash (Used In) Operating Activities                 (62,084)      (61,359)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of oil and gas interest                       (404,080)      (99,875)
 Sale of interest in oil and gas property                338,501            -
 Investment in subsidiary                                     -           (100)
                                                     -----------   -----------
     Net Cash (Used In) Investing Activities             (65,579)      (99,975)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from officers                                     137,665       151,375
                                                     -----------   -----------
    NET INCREASE IN CASH                                  10,002        (9,959)

    CASH, BEGINNING OF PERIOD                              9,803        16,931
                                                     -----------   -----------

CASH, END OF PERIOD                                  $    19,805   $     6,972
                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Income Taxes Paid
 Income taxes                                        $       274   $     2,164
 Interest expense                                         17,327         9,330

Non-Cash Transactions
 Contributed services and office space                     1,600         1,200
 Stock issued for oil and gas costs                           -             -
 Stock issued for Notes payable and interest                  -        232,358
 Stock issued for services                                41,100         9,000


See accompanying selected information.
                                    7

                  AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 2005



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-SB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early and Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 and $300 per quarter for 2004 and 2003, respectively. The value of office space utilization has also been estimated at $400 and $300 per quarter for 2004 and 2003. These costs have been recorded as expenses and as additional capital.

NOTE 4:   STOCK TRANSACTIONS

During February and March 2005, the Company issued 35,000 restricted common shares to two unrelated persons in payment for a promotional services valued at a total of $10,800. One of these transactions, valued at $7,500, called for the provision of these services over a three-year period. As a result, deferred services has been recognized for the remaining balance and this cost is being amortized over the remaining period of the services. In addition, the Board of Directors has approved a contract for management services being provided to the Company. Compensation under this contract is to be paid with restricted shares equal to 1% of the outstanding shares. One-fourth of the estimated value of this contract is being accrued in each quarter.

During the second quarter, the Company issued an additional 100,000 restricted common shares to an unrelated party for promotional and management assistance services. These services are to be provided over a one-year period. The value of these shares, $30,300, was recorded as deferred services and is being amortized over the year that the services are being provided.


NOTE 5:   AUSTRALIAN CONCESSIONS

During the first quarter of 2005, the Company paid its portion of leasing fees on VIC/P60 and its portion of initial seismic costs related to starting the seismic programs on PELs 108 and 112.

During the second quarter, the Company sold 8 1/2% of its 50% interest in PELs 108, 109, and 112 for $338,500. These proceeds were used to pay 50% of the cost of a seismic contract for work to be done on these concessions. One-third of these funds were received from a related party.


NOTE 6:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2003, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During 2005, the Company has paid $22,057 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil and Production, Inc. In addition, the Company has reimbursed Australian Grazing & Pastoral Pty., Ltd. for Australian legal fees and licensing costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

The Company has borrowed $137,665 from its President and Secretary during 2005 to meet its operating expenses and its exploration obligations.

Item 2.   Management's Discussion and Analysis and Plan of Operations

General Discussion:

Work continued in the second quarter on the seismic program on VIC/P60 in conjunction with the Company's partners. ACOR owns a 25% interest in the 339,700 acre offshore Australia petroleum Permit VIC/P60, located in the prolific Bass Strait. ACOR is furnishing the $US29,000 Kingdom seismic program and computer equipment to our 50% Working Interest partner, Holloman Corporation, for use in studying VIC/P60. Holloman has employed one of the best geophysicists in Texas, Mr. Roy Whiting.

Mr. Whiting has been working full time on VIC/P60 since the first of the year. There have been a number of 2-D seismic programs run over VIC/P60 in different years and using different programs. Mr. Whiting is doing a marvelous job of putting the seismic together and ordering additional lines. He estimates there are approximately 5,000 seismic lines extending into or crossing the area and has, in conjunction with Kingdom, built software for a special seismic program to correct for near surface channeling on VIC/P60.

ACOR is pleased to report that after studying over 5,000 seismic lines in and around VIC/P60, Mr. Whiting has identified six (6) structures. One of the six (6) structures lies in 100-200 meters of shallow water and is estimated to contain approximately $500,000,000 worth of reserves, if filled with hydrocarbons.

ACOR's management believes this is the most important discovery in the Company's history in finding this structure on VIC/P60. For more information on VIC/P60, visit our web site at www.aussieoil.com.

During April, May, and June, ACOR engaged Andrew McGee as seismologist and Terrex Seismic as seismic contractor for Areas (Petroleum Exploration License) PEL 112 and PEL 108. Andrew McGee reinterpreted the seismic on PEL 112 and PEL 108, created the seismic program and engaged surveyors to lay out the new seismic lines. He engaged the Aboriginal Native Lawyers to come out with the Aboriginals to see if there are any native graveyards or
things the seismic crew could damage   cost was $US 10,000 a day for 10
days. The lines were cleared. Actual seismic work started in June 2005 at a cost of over $US 100,000 a week. ACOR paid for its 41.5% of the seismic survey by selling an 8.5% Working Interest from its original 50%.

Important new oil discoveries have come in over the past two years on the adjoining Petroleum Exploration License on the East of PEL 112 and on the North.

On the East side and adjoining PEL 112, the Worrior Wells make pipeline runs of $US 25,000,000 a year per well. The wells are 6,000 feet deep, multiple pay and cost between $US 900,000 and $US 1,500,000 to drill and complete, depending on the number of drill stem tests and producing zones.

We plan to offer one-half interest in all 3 concessions for drilling and completing two wells in 2006 and one well in 2007.

Liquidity and Capital Resources

ACOR's principal assets are in Australia consisting of 13,067,946 gross surface acres with overriding royalty interest and 6,721,007 net acres of working interests. This positions ACOR to use the acreage for the best interest of the Company.

The Company's Total Current Assets as of June 30, 2005, were $1,023,711 with Total Current Liabilities of $1,180,660, giving a liquidity ratio of
0.87 to 1. The Company's cash position was $1,019,805 on June 30, 2005 compared with $1,009,803 and $1,006,972 on December 31, 2004 and June 30, 2004 respectively. The Company continues to have no long-term debt.

Stockholders' Equity decreased when comparing June 30, 2005 ($715,093) to December 31, 2004, June 30, 2004 being $803,271 and $855,693 respectively. The decrease in stockholders' equity is due to additional loans to the Company from two of the Company's officers. ($20,000 on December 31, 2004 compared to $157,665 on June 30, 2005).

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


Results of Operations

Oil and gas revenues were $1,998 for the three months ended June 30, 2005, compared to $2,303 for the three months ended March 31, 2005 and $6,825 for the three months ended June 30, 2004. Total Operating Expenses were $58,837 for the three months ended June 30, 2005 compared to $43,654 for the quarter ended March 31, 2005 and $39,374 for the quarter ended June 30, 2004. The increase in operating expenses for the current quarter over the quarter ended March 31, 2005 is mostly attributable to the increase in professional fees. The current quarter compared to the same period last year reports an increase of $19,463 in operating expenses. Personnel costs decreased $3,434, professional fees increased $2,881, promotion and advertising expenses increased $20,732, and office and other expenses decreased $2,251 in comparing the second quarter of 2005 to the second quarter of 2004. The Company had a net loss of $64,568 for the three months period ended June 30, 2005 compared to $44,329 for the same period ended June 30, 2004.

In comparing the six months figures for June 30, 2005 to June 30, 2004, oil and gas revenues decreased from $8,504 in 2004 to $4,301 in 2005. Total Operating Expenses were $64,363 for the six months ended June 30, 2004 compared to $102,491 for the six months ended June 30, 2005. The Company had a net loss of $69,757 and $116,195 respectively in comparing the six months ended June 30, 2004 and June 30, 2005.

Off-Balance Sheet Arrangements

As of June 30, 2005, the Company had no off-balance sheet arrangements.


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


Item 3:   Controls and Procedures

   (a) The management of Australian-Canadian Oil Royalties, Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

   (b) There has been no changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.

                       PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   Exhibit 31.1   --     Certification of President and Chief Executive
                         Officer pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002

   Exhibit 31.2   --     Certification of Secretary and Chief Financial
                         Officer pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002

   Exhibit 32      --    Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



   Reports on Form 8-K --     None





                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Australian-Canadian Oil Royalties Ltd.


Date:   August 19, 2005                  /s/  ROBERT KAMON
                                        -----------------------------------
                                        By: Robert Kamon, Secretary and
                                        Principal Financial Officer