Form 10QSB
period 2005-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2005-11-15
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended SEPTEMBER 30, 2005

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to             .
                                        --------------    --------------


                           Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
             (Exact Name of Registrant as Specified in its Charter)



   BRITISH COLUMBIA, CANADA                                      75-2712845
------------------------------                            -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification #)


                         1301 AVENUE M, CISCO, TX 76437
              (Address of Principal Executive Offices and Zip Code)

                                 (254) 442-2658
                Registrant's Telephone Number Including Area Code


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  There were 10,769,944 shares of common stock,
                No Par Value, outstanding as of October 14, 2005


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


                                                      FORM 10-QSB

                                                         INDEX




                                                                            PAGE
Part I.  Financial Information

      Item 1.   Financial Statements

           Report on Review by Independent Certified Public Accountants .....  3

           Balance Sheet ....................................................  4

           Statement of Operations ..........................................  5

           Statement of Stockholders' Equity ................................  6

           Statement of Cash Flows ..........................................  7

           Selected Information Regarding the Financial Statements ..........  8

      Item 2.   Management's Discussion and Analysis and Plan of Operations . 10

      Item 3:   Controls and Procedures ..................................... 12


Part II:   Other information

      Item 6:   Exhibits and Reports on Form 8-K ............................ 12


Signatures .................................................................. 13


Exhibits

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To: The Stockholders and Board of Directors
      Australian-Canadian Oil Royalties Ltd.
      Cisco, Texas

We have reviewed the balance sheet of Australian-Canadian Oil Royalties Ltd. as of September 30, 2005, and the related statements of operations, stockholders' equity, and comprehensive income and cash flows for the three-months and nine-month period ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.





/S/ KILLMAN, MURRELL & COMPANY, P.C.
------------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas

November 10, 2005



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                                 BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 2005           2004
                                                             -----------    -----------
                                                              (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $    28,268    $     9,803
   Cash equivalents, restricted                                1,000,000      1,000,000
   Royalties receivable                                            4,088          4,101
   Prepaid expenses and other                                        866          2,574
                                                             -----------    -----------
      Total Current Assets                                     1,033,222      1,016,478
                                                             -----------    -----------

PROPERTY AND EQUIPMENT
   Oil and gas properties                                        948,804        832,439
   Office equipment and furniture                                 18,421         18,421
   Accumulated depreciation and depletion                        (47,611)       (39,222)
                                                             -----------    -----------
      Total Property and Equipment                               919,614        811,638
                                                             -----------    -----------

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                      1,254            154
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 1,954,090    $ 1,828,270
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                   $    21,178    $     4,025
   Accrued interest payable                                        5,957            974
   Loans from officers                                           243,400         20,000
   Note payable to bank                                        1,000,000      1,000,000
                                                             -----------    -----------
      Total Current Liabilities                                1,270,535      1,024,999
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 10,769,944 and 10,484,944 shares
      issued and outstanding)                                  1,669,172      1,592,572
   Additional paid in capital                                     84,947         82,547
   Accumulated deficit                                        (1,049,583)      (871,850)
   Stock issued for deferred services                            (20,983)          --
   Other comprehensive income:
      Foreign currency translation adjustment                          2              2
                                                             -----------    -----------
      Total Stockholders' Equity                                 683,555        803,271
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,954,090    $ 1,828,270
                                                             ===========    ===========




See accompanying selected information.




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                         Three Months                  Nine Months
                                     2005            2004            2005          2004
                                 ------------    ------------    ------------    ------------

OIL AND GAS REVENUES             $      9,146    $      7,331    $     13,447    $     15,835

COST OF SALES
   Production taxes                      --               126              38             262
   Lease operating expenses              --             1,846           2,599           4,489
   Depletion                            1,525           4,020           3,784           6,760
                                 ------------    ------------    ------------    ------------

   GROSS PROFIT                         7,621           1,339           7,026           4,324
                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Personnel costs                      9,021          19,995          50,649          56,139
   Professional fees                    6,483           7,335          22,511          16,678
   Promotion and advertising           34,234           5,165          67,594          10,539
   Excess oil and gas costs              --              --              --               964
   Office expenses                      4,975           2,523          10,082           9,522
   Depreciation                         1,535            --             4,605            --
   Other                                3,159             906           6,457           6,445
                                 ------------    ------------    ------------    ------------
      Total Operating Expenses         59,407          35,924         161,898         100,287
                                 ------------    ------------    ------------    ------------

OPERATING LOSS                        (51,786)        (34,585)       (154,872)        (95,963)

OTHER INCOME/(EXPENSE)
   Interest and dividends               5,524           2,493          12,844           5,815
   Interest expense                   (12,735)         (8,263)        (32,243)        (18,317)
                                 ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES          (58,997)        (40,355)       (174,271)       (108,465)

   Australian income taxes              2,541           1,358           3,462           3,005
                                 ------------    ------------    ------------    ------------

NET LOSS                         $    (61,538)   $    (41,713)   $   (177,733)   $   (111,470)
                                 ============    ============    ============    ============


LOSS PER COMMON SHARE:
   Basic and Diluted             $      (0.01)   $       0.00    $      (0.02)   $      (0.01)
                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   Basic and Diluted               10,719,944       9,926,780      10,588,717       8,709,700
                                 ============    ============    ============    ============




See accompanying selected information.




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)


                                                                                                        Accumulated
                                        Common Stock          Additional    Accumulated                  Other Com-
                                --------------------------     Paid In      Earnings/      Deferred      prehensive
                                   Shares        Amount        Capital       Deficit       Services       Income          Totals
                                ------------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCES, December 31, 2004       10,484,944   $ 1,592,572   $    82,547   $  (871,850)   $      --      $         2   $   803,271


Stock issued for services            285,000        76,600          --            --          (37,800)          --          38,800
Additional contributed capital          --            --           2,400          --             --             --           2,400
Net loss                                --            --            --        (177,733)        16,817           --        (160,916)
Other comprehensive income:
    Foreign currency translation
       adjustment                       --            --            --            --             --             --            --
                                 -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCES, Sept. 30, 2005          10,769,944   $ 1,669,172   $    84,947   $(1,049,583)   $   (20,983)   $         2   $   683,555
                                 ===========   ===========   ===========   ===========    ===========    ===========   ===========






See accompanying selected information.




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                            2005        2004
                                                         ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net (loss)                                          $(177,733)   $(111,470)
     Adjustments to reconcile net loss to cash used in
        operating activities:
        Depletion and amortization                           8,389        6,760
        Excess oil and gas costs                              --            964
        Expenses contributed by officer                      2,400        1,800
        Stock issued for expenses                           55,617        4,983
     Changes in operating assets and liabilities:
          Production receivable                                 13         (191)
          Prepaid expenses and other                         1,708        2,045
          Accounts payable and accrued expenses             22,136        3,599
                                                         ---------    ---------

     Net Cash Used in Operating Activities                 (87,470)     (91,510)

CASH FLOWS FROM INVESTING ACTIVITIES
     Costs of oil and gas interests                       (454,866)    (136,655)
     Sale of oil and gas interests                         338,501         --
     Investment in subsidiary                               (1,100)        (100)
                                                         ---------    ---------

     Net Cash Used in Investing Activities                (117,465)    (136,755)
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
     Loans from officers                                   223,400      218,375
                                                         ---------    ---------

NET DECREASE IN CASH                                        18,465       (9,890)

         Cash, Beginning of Period                           9,803       16,931
                                                         ---------    ---------

CASH, END OF PERIOD                                      $  28,268    $   7,041
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

INTEREST AND INCOME TAXES PAID
   Income taxes                                          $   2,815    $   3,487
   Interest expense                                         27,260       16,850

NON-CASH TRANSACTIONS
   Contributed services and office space                     2,400        1,800
   Stock issued for:
     Cost of oil & gas interests                              --        109,000
     Notes payable and accrued interest of $2,683             --        231,158
     Services                                               41,100        9,000




See accompanying selected information.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                         (Unaudited) September 30,b2005



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Killman, Murrell & Company P.C. commenting on their review accompanies the financial statements included in
Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 and $300 per quarter for 2005 and 2004, respectively. The value of office space utilization has also been estimated at $400 and $300 per quarter for 2005 and 2004. These costs have been recorded as expenses and as additional capital.


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

During the second quarter, the Company issued an additional 100,000 restricted common shares to an unrelated party for promotional and management assistance services. These services are to be provided over a one-year period. The value of these services, $30,300, was recorded as deferred services and is being amortized over the year that the services are being provided.

During the third quarter, the Company issued 100,000 restricted common shares to an unrelated party for the provision of promotional services and 50,000 restricted common shares to an unrelated party for professional fees. These services, valued at $35,500, were recorded as promotional and professional fee expenses at the time the shares were issued.


NOTE 5:   AUSTRALIAN CONCESSIONS

During the first quarter of 2005, the Company paid its portion of leasing fees on VIC/P60 and its portion of initial seismic costs related to starting the seismic programs on PELs 108 and 112. During the third quarter, the Company paid $48,286 for its portion of seismic development costs on these properties.

During the second quarter, the Company sold 8 1/2% of its 50% interest in PELs 108, 109, and 112 for $338,500. These proceeds were used to pay 50% of the cost of a seismic contract for work to be done on these concessions. One-third of these funds were received from a related party.


NOTE 6:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2004, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During 2005, the Company has paid $31,465 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil and Production, Inc. In addition, the Company has reimbursed Australian Grazing & Pastoral Pty., Ltd. for Australian legal fees and licensing costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

The Company has borrowed $243,400 from its President and Secretary during 2005 to meet its operating expenses and its exploration obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

General Discussion:

AUSTRALIA ONSHORE CONCESSIONS:

During the quarter ended September 30, 2005 ACOR et al completed the 2D seismic program on PEL's 108 and 112. These two concessions are located in the Cooper-Eromanga Basin in South Australia. ACOR paid for its 41.5% of the seismic through the selling of 8.5% working interest out of its original 50% working interest. The budget for the total seismic program was approximately $1,000,000. Subsequent to the end of the quarter the Company received the initial results on the new seismic program. A number of quality prospects were delineated. Further reports will be forthcoming during the fourth quarter. Plans are to farm-out these concessions retaining a carried interest.

Very large oil wells have been discovered on the adjoining Petroleum Exploration License 93 on the east of ACOR's interest in PEL 112. PEL 112 covers 818,904 acres. The two Worrior Field wells are producing at the rate of 3,448 bbls oil per day, and a third well is drilling and reported flowing at the rate of 500 bbls per day on drill stem tests. At a price of $60.00 per bbl for oil, this represents oil runs of $35,000,000 per year per well. The cost of drilling and completing wells to 6,000 feet is estimated to run $900,000 to $1,500,000 per well.

We hired the same seismic contractor and same geophysicist, Andy McGee and Terrex Seismic, who did the seismic on the Worrior Field to the east and the Christies Well on the adjoining block to the north of PEL 112. The Christies Well makes 1,544 bbls of oil per day. The adjoining leaseholders on the north and east allowed us to run our seismic in between their new seismic surveys. Both Andy McGee and Terrex Seismic are considered to be the best in South Australia.

On the block to the northeast of PEL 112, the Tantanna and Sturt Oil Fields have produced 11,000,000 bbls of oil, which at today's price would be $660,000,000. There are thirteen (13) wells in Tantanna and several wells in Sturt. We have a seismic line between Sturt and near Tantanna, which also runs through PEL 112. The structure on the producing fields appears to be very similar to the one on the same seismic line on PEL 112. For illustration purposes, if ACOR owned a 41.50% interest in the Sturt and Tantanna Fields, the Company would have made $273,900,000 over a 17-year period.

We have a two-well drilling obligation on the three blocks, PELs 108, 109 and 112, in South Australia in 2006, and a third well in 2007. ACOR is considering giving up half of it's interest toward getting the first three wells drilled. Fifty-two percent of the Wildcat Wells make new oil and gas discoveries in South Australia. By drilling three wells, would increase the odds of success.

No assurance can be given that the prospects to be drilled on the concessions mentioned above will in fact find hydrocarbons in commercial quantities of oil and gas. There is also no assurance that ACOR will be able to successfully farm-out the concessions PEL 108, 109, and 112 on terms acceptable to ACOR.

AUSTRALIAN OFFSHORE CONCESSIONS:

Seismic work continued on VIC/P60 during the third quarter of 2005 in which the Company owns a 25% working interest. VIC/P60 is a 339,700 acre Australian oil and gas concession situated offshore in the prolific Bass Strait located between the state of Victoria and Tasmania. A geophysicist has reviewing more than 5,000 lines of 2D seismic on and around VIC/P60 on behalf of ACOR and its partners. So far six (6) structures have been identified on this concession. One of which lies in less than 200 meter of water and is estimated to contain approximately $500,000,000 worth of reserves, if filled with hydrocarbons.

Subsequent to the end of the quarter ended September 30, 2005 the Fur Seal-1 well was spudded on October 25th in 58 meters of water to test a prospect defined by 3D seismic on VIC/P45. The operator of the concession is Apache Corporation. A well is planned to a depth of 2,612 meters. The potential estimated reserves on this structure are 29 million barrels of oil. ACOR owns an overriding royalty interest of 1/20th of one percent under this offshore concession located in the Bass Strait.

Also on VIC/P45 a second well has been announced for drilling. This location is called the Scampi Prospect. The primary target depth for this prospect is 2,700 meters. The Scampi Prospect has the potential of 34 million barrels of oil in estimated reserves. ACOR's override previously mentioned above in the Fur Seal well also applies to this well.

A seismic program consisting of 524 square kilometers of high-resolution 3D seismic has been completed on VIC/P53. The estimated cost of this seismic was $5,000,000. ACOR holds an overriding royalty under VIC/P53 of 1/20th of one percent.

ACOR interests in VIC/P45 and VIC/P53 are overriding royalty interests, which places the Company in a carried position where it is not responsible for any of the exploration expenditures but receives its share of the production when production begins.

No assurance can be given that the prospects being drilled on these concessions will in fact find hydrocarbons in commercial quantities of oil and gas. There is also no assurance that ACOR will be able to successfully farm- out the concession VIC/P60 on terms acceptable to ACOR.


LIQUIDITY AND CAPITAL RESOURCES

ACOR's principal assets are in Australia consisting of 13,067,946 gross surface acres with overriding royalty interest and 6,721,007 net acres of working interests. This positions ACOR to use the acreage for the best interest of the Company.

On September 30, 2005 the Company reported assets of $1,954,090 compared to $1,828,270 and $1,895,753 for December 31, 2004 and June 30, 2005, respectively.
The increase of $125,820 since the first of the year is attributable to an increase in oil and gas properties. The Company's Total Current Assets as of September 30, 2005 was $1,033,222 compared to totals at June 30, 2005 of $1,023,711 and $1,016,478 on December 31, 2004. Total Current Liabilities of $1,270,535, $1,180,660 and $1,024,999 on September 30, 2005, June 30, 2005 and
December 31, 2004 reflects a liquidity ratio of current assets to current liabilities of 0.81 to 1.0.

The Company's total cash position was $1,028,268 on September 30, 2005 compared to $1,018,805 on June 30, 2005, $1,009,803 on December 31, 2004 and $1,007,041
on September 30, 2004. The Company continues to have no long-term debt. Stockholders' Equity increased when comparing September 30, 2005 ($683,555) to the previous quarter, June 30, 2005 ($715,093) and to September 30, 2004 ($923,580). The decrease in Stockholders' Equity is directly related to loans from officers of the Company.

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

Results of Operations

Oil and gas revenues increased when comparing the three months ended September 30, 2005 ($9,146) to the three months ended June 30, 2005 ($1,998). Oil and gas revenued increased for the three months ended September 30, 2005 when comparing to the three months ended September 30, 2004, being $9,146 and $7,331 respectively. These fluctuations in revenues are primarily due to the current price of oil. Total Operating Expenses were $59,407 for the three months ended September 30, 2005 compared to $58,837 for the quarter ended June 30, 2005 and $35,924 for the three month period ended September 30, 2004. There was an increase in operating expenses for the current quarter over the quarter ended June 30, 2005. The current quarter compared to the same period last year reports an increase of $23,483 in operating expenses. The Company had a net loss of $51,786 for the three months period ended September 30, 2005 compared to a net loss of $34,585 for the same period ended September 30, 2004.

In comparing the nine months figures for September 30, 2005 to September 30, 2004, oil and gas revenues increased from $15,835 in 2004 to $13,447 in 2005. Total Operating Expenses were $161,898 for the nine months ended September 30, 2005 compared to $100,287 for the nine months ended September 30, 2004. The $61,611 increase in operating expenses is primarily due to an increase in promotion and advertising in 2005. The Company and a net loss of $154,872 and $95,963, respectively in comparing the nine months ended September 30, 2005 to September 30, 2004. The increase in the Company's net loss is directly related to an increase in professional fees and promotion and advertising.


OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, the Company had no off-balance sheet arrangements.


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


ITEM 3:   CONTROLS AND PROCEDURES

      (a) The management of Australian-Canadian Oil Royalties, Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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
                           Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



      Reports on Form 8-K -     September 2, 2005 - Other Events
                                September 9, 2005 - Changes in Registrant's
                                Certifying Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Australian-Canadian Oil Royalties Ltd.


Date: November 15, 2005                     /S/  ROBERT KAMON
                                        ----------------------------------------
                                        By: Robert Kamon, Secretary and
                                        Principal Financial Officer