Form 10KSB
period 2005-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2006-04-14
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                         Commission File Number: 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


   British Columbia, Canada                                75-2712845
---------------------------------                    --------------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending December 31, 2005): $21,151.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
March 31, 2006 was $5,464,485

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 11, 2006 (the last practicable date): Class: Common Stock, no par value - Outstanding as of April 11, 2006 was 12,609,721. The Company's OTC Bulletin Board Symbol is "AUCAF".

                               Table of Contents




                                     PART I

Item 1. Description of Business                                                3

Item 2. Description of Property                                                9

Item 3. Legal Proceedings                                                     15

Item 4 - Submission of Matters To A Vote Of Securities Holders                15


                                     PART II


Item 5 - Market For Common Equity and Related Stockholders Matters            15

Item 6. Management's Discussion and Analysis or Plan or Operation             16

Item 7. Financial Statements                                                  21

Item 8. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              21

Item 8A. Controls and Procedures                                              21

Item 8B. Other Information                                                    22


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons          22

Item 10. Executive Compensation                                               23

Item 11. Security Ownership of Certain Beneficial Owners and Management       23

Item 12. Certain Relationships and Related Transactions                       24

Item 13. Exhibits and Reports on Form 8-K                                     24

Item 14. Principal Accountant Fees and Services                               25

Financial Statements                                                         F-1

Exhibits

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Australian-Canadian Oil Royalties Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may obtain copies of our Commission filings by going to the Commission's website at https://www.sec.gov.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1301 Avenue M., Cisco, Texas 76437.

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. The business of ACOR during 2005 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

ACOR management announced a new company website located at www.aussieoil.com in January, 2006.

CURRENT BUSINESS OPERATIONS

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2005 was $US 56.50.

While revenues for the Company in 2005 are insignificant the foundation has been made for greater potential sources of revenue from its investments in Australia. Of particular importance the Company has staked two drilling locations on PEL 112, one on seismic structure C-26 covering 3,459 acres and the other on seismic structure C-23 which covers 2,075 acres. A discovery on either of these two large seismic structures could have a dramatic affect on the Company's revenues. For example the Worrior wells on PEL 93 adjoins our PEL 112 to the east has three wells producing around $100,000,000 per year of oil runs. There is no assurance that the structures on our concession PEL 112 will be drilled and if drilled would be competed as economic producers.

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

On the Company's overriding royalties in Australia there were a total of 14 wells drilled and 3 wells deepened in the Cooper/Eromanga Basin and 3 wells drilled in the Bass Strait of the Gippsland Basin resulting in 14 producers, 2 wells confirming commercial hydrocarbons and 3 dry holes (one of which was converted into a water injection well) for the year ended December 31, 2005. For further information see Item 2 Description of Property.


PROPOSED FUTURE BUSINESS OPERATIONS


The Company's strategy is two fold; 1) to seek overriding royalty interests in oil and gas concessions within sedimentary basins in Australia and 2) develop and explore existing concessions in which the Company holds working interest through exploration - seismic and drilling.


The Company's ability to complete its planned exploration activities and explore other oil and gas opportunities is dependent on adequate capital resources being available and equity being obtained and/or find partners to fund the exploration and drilling programs on the areas in which the Company holds working interests.

COMPETITION

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

While title to permits is assured, there can be no exploration on the permit areas until negotiations with natives are completed. When negotiations over the release areas discussed below are completed, exploration and development on the related areas will commence.

SOUTH AUSTRALIA NATIVE TITLE STATUS:

The Native Title issue in South Australia was resolved during the first quarter of 2003. The successful negotiation, between Industry, Government, and a number of native tribes of Australia, covered areas leased under the Primary Industries and Resources, South Australia (PIRSA) Cooper-Eromanga Basins Exploration Opportunities Acreage Release, 1998, (also known as the "CO-98 Release"). The success of this negotiation was paramount in the completion of all future negotiations within South Australia. A well was drilled on PEL 100, which was drilled to 8,000 feet and was a dry hole. The area has a number of other structures, which could be drilled.

Native Title clearance has been obtained on South Australian areas PEL's 86, 87, 88, 89, 100, 108, 109, 111, 112 & 115 all of which the Company holds and interest (For further information see Item 2 - Description of Property).

QUEENSLAND NATIVE TITLE STATUES:

In Queensland, the Company is paying annual rentals, but access for exploration is blocked until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local natives on ATP 582.

FOREIGN CURRENCY

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on April 7, 2006 was $1.00 Australian = $0.73 United States.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

RESEARCH AND DEVELOPMENT ACTIVITIES

During 2005 the Company began an aggressive program with its partners on Australian concessions PEL 108 and 112 located in South Australia by engaging a Geophysicist and a fifty member team to conduct a 190 kilometer 2D seismic survey and $1,900,000 worth of seismic data was also reviewed on PEL 108 and
112. ACOR owns a 41.5% Working Interest in these two concessions. For additional information see Description of Properties - Cooper/Eromanga Basin - PEL 108, 109 & 112 on page 13.

PERSONNEL

The Company has five employees and hires part time people on an as needed basis. The Company also engages consultants and professionals when needed for specific projects and/or tasks. In January, 2005 the Board of Directors appointed Andre Sakhai as President of the Company.


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

Block - Resource Exploration Concessions in Australia are described and identified by blocks. Each block is measured by 5 minutes latitude by 5 minutes longitude.

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

Spud Date or Spudded - The date drilling operations begin.

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks.

The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.

Our development of and participation in what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We have received a going concern opinion from our independent auditors report accompanying our December 31, 2005 and December 31, 2004 financial statements. The independent auditor's report accompanying our December 31, 2005 and 2004 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or general positive cash flow from operations, our business and shareholders will be materially and adversely affected.


RISKS RELATED TO OUR COMMON STOCK

Our common stock is classified as a "penny stock" under SEC rules which limits the market for our common stock. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal office space is located at 1301 Avenue M, Cisco, Texas 76437. The office space is for corporate identification, mailing, and courier purposes and costs us approximately $3,200 a year to an affiliate. This $3,200 has been recorded as an expense and contributed capital in the financials.

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that covers parts of Queensland and South Australia. These Company's overriding royalties total 508,685 net royalty acres under 15,440,116 gross surface acres in fifteen concessions. In addition the Company also owns 2,210 net royalty acres under 553,430 gross acres in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia. See Table of Overriding Royalty Interests on page 10 for ownership and size of each concession.

The Eromanga Basin encompasses the southwestern portion of the State of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin.

The Cooper Basin is located in the northeast part of the State of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of 1,056,000,000 barrels of oil equivalent and is making approximately $A930,000,000 worth of oil, gas and associated hydrocarbons per year (equivalent to about $771 million in U. S. dollars).

On the 15,993,546 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

ACOR is currently receiving revenues from four of its overriding royalty interests - ATP 267, ATP 299, ATP 560 and PEL 115. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline gas began to be marketed in August, 1999, but the pipeline reduced the gas price and the well was shut in.

ACOR has overriding royalty interests in three Permits in the Gippsland Basin, VIC/P45, 53 and 54. The Bass Strait of the Gippsland Basin is located between the State of Victoria and Tasmania which has in excess of 4 billion barrels of oil/condensate and 12 TCF gas reserves discovered since exploration drilling began in 1964.

In addition to ACOR's large overriding royalty position it also has working interests in five concession of which four are located in the Cooper/Eromanga Basin and one is in the Bass Strait of the Gippsland Basin. See the table for Working Interest Holdings for additional information.

                   NON-PRODUCING OVERRIDING ROYALTY INTERESTS

                                                         PERCENTAGE
    AREA         CONCESSION                  GROSS         OF 1%       NET
                   HOLDER                    ACRES       OF GROSS    ROYALTY   BLOCKS        NOTES
                                                        PRODUCTION    ACRES
---------------------------------------------------------------------------------------------------
BASS STRAIT OF GIPPSLAND BASIN
  VIC/P45        Apache Energy Ltd.         214,896        5.00%       856       12            1
  VIC/P53        Cue Petroleum              182,858        5.00%       731       11
  VIC/P54        Apache Energy Ltd.         155,676        5.00%       623       11            2
                                          ---------                  -----
                   TOTAL                    553,430                  2,210

COOPER-EROMANGA BASIN
   PEL 86        Victoria Petroleum       1,066,000       10.00%     8,528       56
   PEL 87        Victoria Petroleum       1,066,000       10.00%     8,528       56
   PEL 88        Cooper Energy            1,230,000       30.00%    29,520       64            3
   PEL 89        Victoria Petroleum       1,208,000       10.00%     9,664       66
   PEL 111       Victoria Petroleum         292,819       10.00%     2,343       56
 ATP 544         Australian Petroleum
                   Industries Pty. Ltd.     901,600        8.08%     5,828       49
 ATP 550         Discovery Geo
                   (Australia) Corp.        276,000       25.00%     5,520       15
 ATP 582         Cooper-Eromanga Oil      6,716,000       67.10%   360,515      365
 ATP 616         Sundance Resources         147,200      333.33%    39,253        8
                                         ----------                -------
                   TOTAL                 12,903,619                469,699

NOTES:
     1. Subsequent to the end of the year the Company acquired an additional override under VIC/P45. This purchase added 428 net royalty acres to the Company's interest for a total of 1,284 net royalty acres increasing the overriding royalty percentage from 5% to 7.5% of 1% of gross production.
     2. VIC/P54 has established gas reserves through the drilling Longtom and Grayling wells. A calculated open flow of 19 MMCFPD was reported from Longtom #2. Additional drilling is scheduled for 2006. A gas contract was entered into with Santos to purchase the gas. For additional information see Bass Strait of Gippsland Basin - VIC/P54 on page 11.
     3. PEL 88 - the Kitson 1 was drilled on this concession and was reported to be a dry hole. For further information see Cooper/Eromanga Basin - PEL 88 on page 13.

                     PRODUCING OVERRIDING ROYALTY INTERESTS

                                                 PERCENTAGE
    AREA      CONCESSION                GROSS       OF 1%       NET
   & # OF       HOLDER                  ACRES     OF GROSS    ROYALTY  BLOCKS    NOTES
    WELLS                                        PRODUCTION    ACRES
---------------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
  PEL 115
    5 Wells   Victoria Petroleum      273,297      10.00%      2,186    56           1
ATP 267
   21 Wells   Santos                  220,800      17.15%      3,029    12
ATP 299
  73 Wells    Santos                  441,600       5.75%      2,031    24           2
ATP 543       Vernon E. Faulconer
  1 Well      Australia, Inc.         956,800      25.00%     19,136    52
ATP 560       First Sourceenergy
  3 Wells     Group Inc.              625,600      25.00%     12,512    34
Patchawarra
   SW         Santos                   18,400       6.25%         92     1
                                    ---------              ---------
               TOTAL                2,536,497                 38,986

NOTES:
     1. Five wells have been completed as oil producers on PEL 115 during 2005. See Cooper/Eromanga Basin - PEL 115 on page 12 for additional information.
     2. Subsequent to the end of the year a 51 well program has been announced on ATP 299. See Cooper/Eromanga Basin - ATP 299 on page 14 for additional information.


                            WORKING INTEREST HOLDINGS

                                            PERCENTAGE
    AREA       CONCESSION          GROSS        OF          NET
                 HOLDER            ACRES      WORKING     WI ACRES   BLOCKS   NOTES
                                              INTEREST
------------------------------------------------------------------------------------

COOPER/EROMANGA BASIN
  ATP 582    ACOR                6,716,000     100.00%   6,716,000      365
  PEL 100    Cooper Energy         145,659       2.00%       2,913       81
  PEL 108    ACOR/Sakhai           506,811      41.50%     210,327       28      2
  PEL 109    ACOR/Sakhai           372,633      41.50%     154,643       20
  PEL 112    ACOR/Sakhai           818,904      41.50%     339,845       45      2
                                 ---------               ---------
              TOTAL              8,560,007               7,423,728

BASS STRAIT OF GIPPSLAND BASIN
  VIC/P60   ACOR/Sakai/Holloman    339,769      25.00%      84,942       24      3

NOTES:

     1. The Fairbridge -1 well was drilled and cased as a producer during 2006 on PEL 100. For additional information see Cooper/Eromanga Basin - PEL 100 on page 14.
     2. A seismic program was conducted on portions of PEL 108 & 112. For additional information see Cooper/Eromanga Basin PEL 108, 109 & 112 on page 13.
     3. A seismic study has been initiated on VIC/P60 and is more fully discussed on page 12 under the heading Bass Strait of Gippsland Basin
          - VIC/P60.

The following is a summary of the activity on the Company's Australian properties divided into three areas 1) Gippsland Basin - Victoria, 2) Cooper/Eromanga Basin of South Australia and 3) Cooper/Eromanga Basin of
Queensland:

BASS STRAIT OF THE GIPPSLAND BASIN

VIC/54

VIC/P54 is an offshore concession covering 155,676 gross acres under which the Company holds a 5% of 1% of gross production. On December 23, 2004 the operator began drilling the Grayling 1-A on VIC/54. The operator confirmed three gas columns in the well from the well log analysis. The wire-line logs provided sufficient data regarding the reservoir quality and hydrocarbon composition of the Golden Beach reservoirs not to warrant drill stem testing. Given its proximity to Longtom another gas discovery on the area, gas at the Grayling location may provide additional reserves for a future development in VIC/P54.

In April 2005, the operator of VIC/P54 announced the results from the Independent Analysis of Longtom #2 - Test 2 and Longtom Gas Resource Estimates. The decision by the operator of VIC/P54 to pursue the appraisal of Longtom-3 is based on its analysis that a commercial quantity of recoverable gas exists with a large reserves upside potential. The operator's analysis of the pressure data from the production test of the upper zones (Test 2) encountered at Longtom #2 indicates that the well did not flow due to the malfunction of a valve in the well. The analysis indicates that the down-hole test valve remained closed during the duration of the test thereby preventing flow from the reservoir. Excellent porosity and permeability obtained from core analysis subsequent to the drilling of the well leave little doubt that these zones will produce at commercial rates.

Given the commercial impact of these findings, the operator secured two highly regarded and experienced independent experts to undertake an analysis of the second test at Longtom #2 and to provide an independent audit of recoverable gas resources at Longtom. Helix RDS Ltd. ("Helix") was asked to review data from Longtom #2 - Test 2 and identify whether malfunction or incorrect operation of the DST tools could have been the cause of the well's failure to flow. Helix concluded based upon the analysis of the downhole pressure data recovered from the second test at Longtom #2, that it is highly likely the well failed to flow because the down-hole test valve was not opened.

Helix is an independent international subsurface engineering and production technology consultancy with offices in Aberdeen, London, Malaysia and Perth. Helix is the largest petroleum consultancy of its type in Europe.

Gaffney Cline and Associates ("GCA") is a world renowned independent energy consultancy with over 40 years standing. Nexus requested that GCA undertake an independent audit of recoverable gas resources in the Longtom gas discovery.

A 12 hour flow test was conducted and the results of the Longtom #2 test were 19 MMCF, which establishes commercial production on the Longtom structure.

In October 2005, Apache, operator of VIC/P54 announced the start of drilling Fur Seal-1. The Fur Seal-1 well spudded in 58 meters of water and will test a prospect well defined by 3D seismic data between existing oil and gas discoveries at Moonfish and Sunfish. The well was drilled to approximately 2612 meters and targeted the Intra Latrobe reservoir beds sub-cropping against a large Eocene submarine channel. The Fur Seal-1 was plugged and abandoned.

In December 2005 the operator of VIC/P54 announced the signing of the Longtom Gas Sales and Toll Processing Agreement with Santos. The agreement will enable the operator of VIC/P54 to process and sell up to 350 BCF of gas of gas over 12 years (with an option for additional 91 BCF of gas) from the Longtom Gas Field.

The gas from VIC/P54 will be processed through Santos existing Patricia Baleen facilities near Orbost in Victoria. This deal provides commercial certainty for the commercialization of the Longtom Gas Field and provides an optimal development solution by minimizing the cost and risk of the development. The Longtom Gas Sales Agreement with Santos is conditional on the successful completion of the Longtom-3 appraisal well.

VIC/P60

VIC/P60 is an offshore concession covering 339,769 gross acres under which the Company holds a 25% working interest. In April 2005, the Company hired a geophysicist, Roy Whiting, to study the data on VIC/P60. Through Mr. Whiting study he identified six (6) structures, of which one of the six (6) structures, the A-1 Prospect lies in 100-200 meters of shallow water. The A-1 prospect is approximately 4.97 miles long and 1.24 miles wide with a seismic bright spot anomaly rated good to excellent. The seismic bright spot is 108' thick and 820' horizontal by 20,500' perpendicular wide behind a fault on the flank of the anticline. He has traced the beds to the nearest oil and gas fields after processing 5,000 +/- seismic lines.

     COOPER/EROMANGA BASIN - SOUTH AUSTRALIA

     PEL 115

In January, 2005, Mirage -1 was completed as a Murta oil producer on PEL 115. This permit covers 273,297 gross acres under which ACOR holds an overriding royalty interest of 10% of 1% of gross production. The Mirage-1 well flowed clean oil at rate of 372 barrels of oil per day on a 1/2 inch choke. A potential 6 meters of net pay is interpreted from the wire-line logs and sidewall cores. After 30 days of production testing at the Mirage-1 well in PEL 115, located in the prolific Cooper/Eromanga Basin in South Australia, the Mirage-1 has produced 6,655 barrels of oil for an average of 221 barrels of oil per day. Subsequently three additional wells in the Mirage Field were put into production. The Company is now receiving revenues from these four wells.

In November 2005, the operator announced that gross oil production from the Mirage and Ventura Oil Fields in the PEL 115, South Australia Cooper Basin has reached a new high of 430 barrels of oil per day. The new level of oil production has been achieved with the placement of the Mirage-1 oil well on artificial lift with a beam pump. Current stabilized oil production on pump for Mirage-1 was achieved at rate of 310 barrels of oil per day.

The Ventura-1 oil well was drilled and completed in 2004. The Ventura-1 also on artificial lift with a beam pump, is currently producing 120 barrels of oil per day. The combined gross flow rate for the Mirage-Ventura Oil Field complex is 430 barrels of oil per day. The Company began receiving revenues in August 2005 from the Mirage-Ventura production. Revenues total $4,156.82 for the production period of April - December 2005 for ACOR's overriding royalty interest.

The operator for the PEL 115 Joint Venture also advises that following the completion of the acquisition of 100 square kilometres of 3D seismic data over the Ventura-Mirage Oil Field and surrounding areas, processing and interpretation of the 3D seismic data is well advanced and with the aim of determining three development locations on the Mirage Oil Field. The forward plan for the development of the Mirage Oil Field is the drilling of three development wells commencing late January 2006. In the event of a successful three well development program, with the placement of the Mirage development wells on artificial lift with beam pumps, gross oil production for the Mirage Oil Field is expected to reach 1,000 barrels of oil per day by mid 2006. Mirage #3 was completed as a producer subsequent to yearend testing 324 barrels on a drill stem test. Prior to drilling the Mirage wells, the Hornet #1 was suspended as a gas well and negotiations are being made to market the gas.

PEL 108, 109 & 112

The Company owns a 41.5% working interest under PEL 112, 108, and 109, which cover a total of 1,698,348 gross acres. See table of Working Interest Holdings on page 11 for allocation of acreage for each permit.

In Feb 2005, ACOR management agreed to contract with Terrex Seismic and acquire approximately $AU1,100,000 worth of new 2-D seismic data on the concession to locate precise drilling locations on ACOR's vast working interest holdings on Petroleum Exploration License 108, 109 & 112. ACOR management has also retained the services of a well-known Geophysicist for the Cooper/Eromanga Basin, Mr. Andy McGee to interpret the data after it is processed. The seismic was conducted between April & June 2005.


ACOR paid their 41.5% working interest part by selling 8.5% working interest in the three concessions to fund ACOR's part of the total $AU1,100,00 seismic cost.


In March 2005, ACOR's management went to Australia and successfully negotiated a variance with the South Australian Government that will allow all the seismic money pledged on all three areas on PEL 108, 109, & 112 could be allocated to shoot 155 kilometers of Seismic on PEL 112 and 35 kilometers of seismic on PEL 108.


In April 2005, Terrex Seismic began shooting approximately 155 kilometers of 2-D Seismic on PEL 112 and approximately 35 kilometers of 2-D seismic data on PEL
108. ACOR hired Andy McGee, a highly respected Geophysicist and Steven Tobin of Terrex Seismic with a crew of 50 personnel to perform the shooting, interpretation and reinterpretation of existing seismic on PEL 108 & 112.


The results of the seismic survey identified 10 seismic structures on PEL 108 and 30 seismic structures on PEL 112.


PEL 88

ACOR owns a 3/10ths of 1% overriding royalty interest under PEL 88 which covers 1,230,000 gross acres. In April 2005, the operator announced the drilling of the Kitson-1 an exploration well, which had the potential of undiscovered mean reserves of 5 million barrels of oil. The Kitson-1 was drilled to a projected total depth of 2,205 meters and was expected to cost $1.8 million. The well was not successful in finding commercial quantities of hydrocarbons and was plugged and abandoned.



PEL 100

During December 2005 it was reported the Fairbridge-1 on PEL 100 was expected to spud prior to year end (December 31, 2005). ACOR holds a 2% working interest in the Fairbridge-1, which is the first well of Cooper Energy's 2006 drilling program. The Fairbridge prospect is a robust four way dip closed structure with two crests that lies outboard from the Keleary and Telopea oil fields. There are four potential reservoir horizons - Birkhead, Hutton, Poolowanna and Tinchoo. The Fairbridge-1 well was drilled on the northern crest of the structure and was cased as a producer subsequent to year-end.

COOPER/EROMANGA BASIN - QUEENSLAND


ATP 299


ACOR owns a .0575% of 1% ORRI under ATP-299 which covers 441,600 gross acres and currently has 73 completed wells under which ACOR receives overriding royalties. In May 2005, the Mulberry-2 was announced as a successful oil appraisal well. The well located on ATP 299, encountered four meters of oil pay in the 12-5 sand of the Birkhead Formation and has extended the Birkhead 12-5 oil pool 450 meters north/west of the Mulberry-1 discovery.

Mulberry-2 is the first of a three well appraisal drilling program designed to test the extent of and develop the reserves in the Mulberry pool. Mud logs encountered good shows and subsequent wire line logging indicated that it is likely to be productive. The well has been cased and suspended as a potential future oil producer from the Birkhead Formation and the rig released to prepare to drill the Mulberry-3 appraisal well. Mulberry-3 was completed as a Birkhead oil producer and Mulberry-4 was plugged and abandoned.


During May 2005, Tarbat-12, in the Tintaburra Block on ATP 299 has been cased as a new oil development well, reports junior partner Drillsearch. The Tarbat-12 was designed to extend the Tarbat pool and develop the reserves in several zones. Tarbat-12 encountered good to strong oil shows in the Murta and Westbourne Zones and fair to good shows in the Hutton Sandstone. Logging established productive reservoir quality in several zones.


Located about 80 meters west of Tarbat-1 and 115km northeast of the Jackson oil facility, the well reached total depth of 1,230 meters on May 10, 2005. Following completion of Tarbat 12, the joint venture operator has proposed a development well at the Mulberry field, named Mulberry-5. Mulberry-5 was completed as a Birkhead oil producer.

Subsequent to year-end two additional Mulberry wells, #6 & #7 were completed as producers.

Threes wells in the Ipundu Oil Field on ATP 299 well numbers 4, 9 and 12 were all deepened and suspended as Early Cretaceous oil producers.

ATP 267

Three new wells were drilled on ATP 267 during December 2005 all of which were completed as producers. The Currambar-1 was completed as a Murta oil producer with an estimated rate of 100 barrels per day. The Winna-4 was also completed in the Murta formation with an estimated production of 100 barrels per day. The third well completed as a producer on ATP 267 was the Murthero-3 which was completed in the Birkhead formation. The Muthero-3 flowed 1,030 barrels of oil through a 1/2 inch choke from the interval of 1316 to 1327 meters.

These three additional producing wells increase the number of producing wells on ATP 267 to 21 wells. ACOR holds a 17.15% of 1% override under ATP 267 which covers 220,800 gross surface acres.



ATP 560

In September 2005 the Utopia 5 was drilled and tested the Murta formation which failed to yield any hydrocarbons. Later in September Utopia #6 was drilled and was completed as a oil producer. The Utopia #6 well had 6 meters of oil pay and is expected to produce 50 barrels per day from the Murta formation. ATP 560 covers 625,600 acres under which the Company holds a 25% of 1% override. The completion of Utopia #6 makes the third producer on this concession

DOMESTIC - KENTUCKY

The Company entered into an Agreement with Resource and Energy Technologies Company for the drilling and development of oil and gas in the Park City Field Prospect in Edmonson County, Kentucky. The field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee.


ACOR has a 1/8th Working Interest in this initial 50-well development program. As of April 5, 2005, a total of 54 wells have been drilled and paid for in Edmonson County, Kentucky. ACOR has been performing title work in preparation for a gathering system and gas plant.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceeding contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this Annual Report, no directory, officer or affiliate is (i) a party adverse to our Company in any legal proceeding, or (ii) has an adverse interest to our Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fiscal year ended December 31, 2005, no matters were submitted to the Company's stockholders for approval, other than the election of directors and ratify the selection of auditor at the annual meeting held December 21, 2005.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET FOR COMMON EQUITY

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2005 and 2004, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                               2005                               2004
                      ------------------------           ---------------------
                       High              Low              High           Low
                      ------           -------           ------        -------
     1st Quarter      $3.70            $0.50             $0.25         $0.05
     2nd Quarter       2.90             0.42              0.60          0.05
     3rd Quarter       1.00             0.47              1.01          0.15
     4th Quarter       0.62             0.20              0.30          0.15


The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2005 was 310 of record which does not include stockholders whose shares are held in street or nominee names. We have no outstanding warrants to purchase our securities. There are outstanding options in the amounts of 50,000 shares at $1.25; 50,000 shares at $1.50; and 50,000 shares at $1.75 for a period of two years from August 27, 2005 to Wildstein Advisory Services.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, the Company has no equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2005, the Company issued 650,098 unregistered shares for promotional consultants for a value of $402,715.

SHARES ELIGIBLE FOR FUTURE SALE

On April 11, 2005 the Company had 12,609,721 common shares issued and outstanding, of which the Company believes it has approximately 3,000,000 shares that can be sold pursuant to Rule 144 under the Securities Act of which approximately 1,250,000 shares are held by officers and directors.

A current shareholder who is an "affiliate" of the Company, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Company, will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about the Company. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding the sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes accompanied thereto. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this SEC 2005 Form 10-KSB, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL DISCUSSION:

ACOR's 2005 fiscal year was its most active year since it was founded in 1997. A total of 19 wells were either drilled (16 wells) or deepened (3 wells) on its overriding royalties in Australia resulting in 13 producers, 2 wells confirming commercial gas and only 4 dry holes. In addition the Company participated in one well with a 2% working interest, which was completed as a producer.

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. ACOR continued this movement toward exploration as the potential of one of these concessions, PEL 112, became more apparent as discoveries were made closer to this concession. Another key factor was there are no dry holes on PEL 112 and is on trend with the new discoveries. The risk of exploration was down graded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%.

Of all the Companies 2005 activities the 190 miles of seismic conducted on PEL 108 and 112 was the most significant and appears to have yielded drillable prospects that could have a dramatic impact on the Company's future earnings. This seismic program began in April 2005 and was completed in November 2005 resulting in 10 seismic structures on PEL 108 and 30 seismic structures on PEL
112. Two of the structures are very large one covering over 2,500 acres and the other exceeding 3,400 acres, both of which are on PEL 112. The typical well offsetting PEL 112 will have 1,000,000 barrels of recoverable oil. ACOR sold 8.5% working interest in the three concessions, which reduced its ownership to 41.5% working interest to fund its share of the seismic cost ($AU550,000).

ACOR is seeking to farm-out the PEL 108, 109 and 112 on acceptable terms and conditions where ACOR would maximize its participation in the concessions in a carried position in 3 wells. Pursuant to the terms and conditions of the concessions two wells are required to be drilled by April 2007 and one well by April 2008. Subsequent to the end of the year (December 31, 2005) most of the Company's efforts have been toward entering into a farm-out agreement to cause the three wells to be drilled. At the time of filing this report ACOR has not entered into any farm-out agreement but is in discussions with several interested entities.

The increase of the price of oil stabilizing in the $60.00 per barrel range has caused the operators to become more aggressive with their drilling programs. For example Santos, the operator of 299, has announced a 51 well program over the next two year under which ACOR holds a 5.75% of 1% overriding royalty. Five wells were drilled and three wells were deepened in 2005 on 299 all of which were completed as producers except one which was completed as a water injection well.

VIC/P60 is a 339,769 acre concession in which ACOR owns a 25% working interest which is located in the Bass Strait of the Gippsland Basin positioned between southern Victoria and Tasmania. The Bass Strait is a world-class petroleum province as more than 4 billion barrels of oil/condensate and 12 TCF gas reserves have been discovered in the Basin since exploration began in 1964, with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubkc feet of gas. VIC/P60 is adjacent to giant producing fields and an expanding gas market. Proven petroleum exists with a variety of untested play types, which include potential in deeper stratigraphic levels. Seismic reinterpretation is currently in progress with plans to conduct a $AU2,000,000 seismic program in 2007 of which ACOR will be responsible for 25%.

ACOR has overriding royalty interests under 15,440,116 gross surface acres in the Cooper/Eromanga and Bass Strait of the Gippsland Basin plus has working interest under 553,430 gross surface acres. For additional information regarding these concessions including those mentioned above in this section see Item 2 Description of Property on page 9.

ACOR's management is optimistic about the future drilling planned on its Australian interests, especially for the next couple of years.

ACOR attended the Summer and Winter NAPE Oil & Gas prospects convention in Houston, Texas to promote the Company and its working interest prospects both onshore and offshore Australia. NAPE(R) was founded in 1993 to provide a central arena for oil and gas companies to introduce oil and gas prospects via exhibit booths to energy professionals at all levels of responsibilities including geologists, geophysicists, engineers, landmen, chief financial officers, chief executive officers, and other managers.


Since that time, NAPE has successfully brought state-of-the-art prospects, advanced technology and energy capital formation all together in one location, creating a pure marketplace to establish strategic alliances for doing business and initiating purchasing and trades.

ACOR management announced a new company website located at www.aussieoil.com.

RESULTS OF OPERATION

The Company's oil and gas revenues have decreased when comparing 2004 to 2005. In 2005 the revenues were $21,151 compared to $26,272 in 2004. During 2004 the Company received revenues from certain oil wells in Kentucky, which did not yield any revenue to the Company in 2005. In addition the new wells brought on line in 2005 in Australia only provided a limited amount of income was received before year end because of the delays in bringing the wells into production as well as the normal 3 to 6 month delay for Australian entities to distribute production revenues. While revenues for the Company in 2005 are insignificant the foundation has been made for greater potential sources of revenue from its investments in Australia. Of particular importance the Company has staked two drilling locations on PEL 112, one on seismic structure C-26 covering 3,459 acres and the other on seismic structure C-23 which covers 2,075 acres. A discovery on either of these two large seismic structures could have a dramatic affect on the Company's revenues. For example the Worrior wells on PEL 93 adjoining our PEL 112 to the east has three wells producing around $100,000,000 per year of oil runs. There is no assurance that the structures on our concession PEL 112 will be drilled and if drilled would be competed as economic producers.

The categories of Personnel Costs, Professional fees and Promotion and advertising reported expenditures of $563,134 for 2005 compared to $121,489 for 2004. Of the $563,134 the Company paid $402,715 through the issuance of unregistered common stock. The unregistered shares were issued for those services based on the close stock price at the time of issuance without any discount for their lack of liquidity. Actual cash paid by the Company for Personnel costs, Professional fees and Promotion and advertising was $160,419 for 2005.

The other categories of expenditures for 2005 are not significant. However in 2004 the Company did make an Adjustment for excess costs and impairment of $234,733 on its investment in oil and gas properties located in Kentucky. The Company continues to hold its interests in these properties and is currently working with the other working interest holders to seek production

Other income for the Company includes interest earned in 2005 of $19,223 compared to $8,426 for 2004. This increase in interest income is directly attributable an increase in rate of interest paid on the $1,000,000 certificate of deposit, which is restricted as to use.

The net loss for the year ended December 31, 2004 was $393,053 compared to a net loss of $614,874 for the year ended December 31, 2005. The $221,821 increase in net loss incurred from the previous year. Total operating expenses were $312,118 for the year ended December 2005 compared to $381,041 for the previous year. This was a decrease of $68,923 in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2005 were $1,012,520 compared to $1,016,478 on December 31, 2004. Total Current Liabilities as of December 31, 2005 were $1,286,490 placing the Company's liquidity ratio of current assets to current liabilities at .78 to 1. A large portion of the $1,012,520 in current assets is $1,000,000 in certificates of deposit, which are restricted as to use. Cash on hand as of December 31, 2005 was $3,791 as compared to $9,803 on hand as of December 31, 2004.

The Company plans to meet its operating expenditures from a private placement of its restricted common stock. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company increased from $1,828,270 on December 31, 2004 to $1,948,304 on December 31, 2005, an increase of $120,034 representing a 9% increase in assets from 2004 to 2005. The increase in assets in 2005 is related to the increase in oil and gas properties, which increased from $712,931 in 2004 to $844,668 in 2005 an increase of $131,737. This increase is a result of capitalizing seismic and rentals paid or incurred in Australia during 2005. Of the $131,737 increase $100,630 was related to seismic exploration and 31,076 was for rentals and fees.

Total Current Liabilities of the Company increased from $1,024,999 on December 31, 2004 to $1,286,490 on December 31, 2005. The increase is due to additional loans from officers/directors of the Company. Subsequent to the end of the year $155,163 of $268,172 was paid through the issuance of restricted common stock. For further information see Subsequent Events stated below.

SUBSEQUENT EVENTS

The Company had two significant events occur subsequent to the end of the 2005 fiscal year. On January 3, 2006 the Company entered into a debt settlement agreement with Ely Sakhai, a director of the Company, where the Company would issue 574,679 restricted common shares to pay in full loans and/or advances made to the Company totaling $155,163.

During March 2006 the Company sold 700,000 restricted common shares to two accredited investors for $140,000. This private placement of restricted common stock was priced at $0.20 per share being 80% of the bid price at the time of the private placement. No commissions or fees were paid for this private placement of restricted common stock.

PLAN OF OPERATION AND FUNDING

The Company plans to enter into farm-out arrangements to defer the exploration commitments and retain as much interest and recoup out of pocket expenditures as possible. The Company will seek the most favorable terms and conditions on each farm-out, however, there is no guarantee that the company will be successful in entering into a farm-out arrangement on satisfactory terms and conditions.

MATERIAL COMMITMENTS

The Company has extensive commitments on its working interest properties in Australia. The following summarizes these commitments:

  ATP 582
         The Company has annual rentals of $23,000 per year on the 6,716,000 acre concession which the Company owns 100%

   PEL's 108, 109 & 112
         The Company owns 41.5% working interest in these three concessions and has a drilling commitment to drill two wells by April 1, 2007 and one well by April 1, 2008. Each well is estimated to cost between $1,000,000 - $1,500,000 of which the company is responsible for its 41.5% share.

   PEL 100
         The Company owns a 2% working interest in PEL 100 and will be required to pay its share of the completion of the Fairbridge well which is estimated to be $25,000 for its share plus will be required to pay for its 2% working interest of any future drilling and completions.

   VIC/P60
         The Company owns 25% working interest in this offshore concession. The Company will be responsible for its share of the 2006 work program which will include a seismic review estimated to be $AU200,000. The work program for 2007 is to conduct a seismic program with a minimum expenditure of $2,000,000.

In the event the Company cannot fund the above commitments or farm-out these areas to partners for funding, then the concessions will be subject to being cancelled.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS No. 154 is effective for fiscal years beginning after December 14, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statement.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (`SAB No. 107") "Share-Based Payment", which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted.

ACCOUNTING FOR NATURAL GAS AND OIL PRODUCING ACTIVITIES

We use the full cost method to account for our natural gas and oil producing activities. Under this accounting method, we capitalize substantially all of the costs incurred in connection with the acquisition, development, and exploration of natural gas and oil reserves in full cost pools maintained by geographic areas, regardless of whether reserves are actually discovered and apply a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations, but would not affect cash flows.

We have adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2005 management has determined that there are no material asset retirement obligations.

PROPERTY, EQUIPMENT AND DEPRECIATION

We follow the full cost method of accounting for our oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. We currently operate solely in the U.S.A.

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. If a reduction in value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

Estimated future removal and site restoration costs are provided over the life of proven reserves on units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

We apply a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

ITEM 7. FINANCIAL STATEMENTS

The following financial statement information for Australian-Canadian Oil Royalties Ltd. begins following the signature page of this form. The Index to the Financial Statements is on page F-1.

     Report of Independent Registered Public Accounting Firm
     Balance Sheets
     Statement of Operations
     Statement of Stockholders' Equity
     Statement of Cash Flows
     Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception through September 5, 2005 was Robert Early & Company, P.C. of Abilene, Texas. Beginning September 6, 2005 Killman, Murrell & Company, P.C. of Odessa, Texas became independent accountant for the Company. There are no disagreements between the Company and its previous auditor Robert Early & Company, P.C. and its current auditor, Killman, Murrell & Company, P.C.

ITEM 8A.   CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

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

AUDIT COMMITTEE REPORT

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2005. The audit committee has also discussed with Killman, Murrell & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Killman, Murrell & Company, P.C. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Killman, Murrell & Company, P.C. their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

Not applicable.

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

                                                                Date First
                                      Position With              Elected
          Name              Age       the Company             as Director
     ---------------------------------------------------------------------------
     Kenneth W. Campbell     75         Director                   1997
     Robert Kamon            78         Director &                 1997
                                        Secretary
     William A. Randall      65         Director                   1997
     Ely Sakhai              55         Director                   1997
     Andre Sakhai            25         Director &
                                        President                  2005


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


                                                               Date First
                                      Position With             Elected
             Name           Age        the Company             as Officer
          ----------------------------------------------------------------------
          Robert Kamon       78         Secretary &                1997
                                        Director

          Andre Sakai        25         President &                2005
                                        Director


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

ELY SAKHAI, Director, is a civil engineering graduate of First New York City Community College in New York. He has been engaged in the art gallery business in New York City for the past seventeen years.

ANDRE SAKHAI, President & Director, attended Arizona State University, which included a curriculum of financial accounting and microeconomics, as well as money and banking. Mr. Sakhai is a licensed real estate salesperson in the state of New York and has other experience in computer functions as well as experience in all aspects of the financial markets.

FAMILY RELATIONSHIPS

In regards to family relations between the officers and directors of the Company, Ely Sakhai is the father of Andre Sakhai.

ITEM 10.  EXECUTIVE COMPENSATION

The executive officers of ACOR have received no salary, bonus or stock compensation since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 11, 2006 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                                 # of Shares
            Name and                            Beneficially       Percent of
        Address of Stockholder                     Owned             Class
      --------------------------------------------------------------------------
      Tensleep Oil & Production, Inc.*             908,000          07.200%
      1304 Avenue L
      Cisco, Texas   76437

      Ken Campbell                                 150,000          01.190%
      307 Triune Bay
      Calgary, Alberta T1X 1G4
      Canada

      Robert Kamon**                             2,423,420          19.219%
      1304 Avenue L
      Cisco, Texas  76437

      William A. Randall                            20,000          00.159%
      10th Floor
      938 Howe Street
      Vancouver, British Columbia V6Z 1N9
      Canada

      Ely Sakhai                                 3,159,105          25.053%
      10 Windsor Dr.
      Old Westbury, New York   11568

      Andre Sakhai                                  50,100          00.159%
      10 East 29th Street, Apt. 12J
      New York, New York 10016

      All officers and directors as a group      6,710,625          53.218%

      Jan Soleimani                                800,000          06.344%
      21 Windsor Dr.
      Old Westbury, New York   11568


      Robert Thorpe                                829,967          06.582%
      1811 Sullivan Lane
      Bardstown, KY 40004

     * Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Robert Kamon owns 50% of the shares of Tensleep.

     ** Robert Kamon's (1,1767,426 shares), Tensleep's (908,000 shares),
        International Oil Lease Service Corp.'s (594,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

The owners have no rights to acquire additional shares through options, warrants, rights, or conversion privileges within the next sixty days.

CHANGES IN CONTROL

Management is not aware of any current arrangements, which would result in a change of control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company owns 41.5% Working Interest, Ely Sakhai, Director, owns 50% working interest and Robert Kamon, Director and Secretary, owns 4.5% Working Interest in PEL 108, PEL 109, and PEL 112 in Australia. Ely Sakhai acquired an equal 12 1/2% working interest in the Park City Gas Field in Kentucky for cash, while the Company acquired its 12 1/2 % interest through the issuance of restricted common shares. Ely Sakhai is the father of Andre Sakhai, who is also a Director of the Company.

Two of the directors of the Company, Robert Kamon and Ken Campbell, are active in the oil and gas industry personally. The activities of each could result in a conflict of interest between their other oil and gas activities and those of the Company.

Robert Kamon is President of Tensleep Oil & Production, Inc., International Oil Lease Service Corp. (IOLS), and Australian Grazing & Pastoral Co., Pty. Ltd.
(AGP). IOLS and AGP are in the business of applying for and acquiring oil and gas concessions in Australia; therefore, activities may involve a conflict of interest with the Company. During 2004, the Company issued 1,044,444 restricted shares of its common stock to IOLS based on 18 cents per shares for the 1/20th of 1% of 8/8ths override in VIC/P54 and 1/10th of 1% override in PEL 111 and
115. Also, the Company issued 166,667 restricted shares of its common stock of AGP based on 18 cents per share for a 1/10th of 1% override in PEL 86, PEL 87 and PEL 89. See Item 2 "Description of Property".

Tensleep Oil and Production, Inc. is also in the business of oil and gas exploration and its activities may involve a conflict of interest with the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.                 Description
     -----------                 -----------
        8-K      January 19, 2005 - Other Events

        8-K      September 2, 2005 - Other Events

        8-K      September 9, 2005 - Change in Registrant's Certifying
                 Accountant

        31      *Certification of Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1     *Certification of Chief Executive Officer pursuant to
                 Section 906 of the  Sarbanes-Oxley Act of 2002.

       32.2     *Certification of Chief Financial Officer pursuant to
                 Section 906 of the  Sarbanes-Oxley  Act of 2002.

-----------------
*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robert Early & Company, P.C., served as the Company's independent auditors for the year ended December 31, 2004. The firm of Killman, Murrell & Company, P.C. served as the Company's independent auditor for the year ended December 31, 2005. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2005 and 2004 were $18,853 and $12,243 respectively. Other accounting related fees incurred in 2005 were $560.

Tax Fees: The Company incurred fees of $310 an $424 for tax compliance with the Company's principal accountant for 2005 and 2004, respectively.

All Other Fees: The Company paid its principal accountant $1,600 and $2,780 in 2005 and 2004, respectively, for the services of converting its SEC filings to and filing them in EDGAR format.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AUSTRALIAN-CANADIAN OIL
                                             ROYALTIES LTD.

Dated:    April 13, 2006                     /s/    Andre Sakhai
                                             -----------------------------------
                                             Andre Sakhai, President & CEO


Dated:    April 13, 2006                     /s/    Robert Kamon
                                             -----------------------------------
                                             Robert Kamon, Secretary & CFO

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.




                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page


     Reports of Independent Registered Public Accounting Firms ...........   F-2
         Killman, Murrell & Company, P.C.
         Robert Early & Company, P.C.

     Balance Sheets as of December 31, 2005 and 2004 .....................   F-4

     Statements of Operations and Comprehensive Loss for
               the years ended December 31, 2005 and 2004.................   F-5

     Statement of Stockholders' Equity for the years ended
               December 31, 2005 and 2004 ................................   F-6

     Statements of Cash Flows for the years ended
               December 31, 2005 and 2004 ................................   F-7

     Notes to Financial Statements........................................   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheet of Australian-Canadian Oil Royalties Ltd. as of December 31, 2005 and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ KILLMAN, MURRELL & COMPANY, P.C.
------------------------------------
Killman, Murrell & Company, P.C..
Odessa, Texas
April 2, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheet of Australian-Canadian Oil Royalties Ltd. as of December 31, 2004 and the related statement of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ ROBERT EARLY & COMPANY, P.C.
--------------------------------
Robert Early & Company, P.C..
Abilene, Texas
April 2, 2006



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS
                        As of December 31, 2005 and 2004


                                                                  2005           2004
                                                               -----------    -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                                      $     3,791    $     9,803
     Cash-restricted                                             1,000,000      1,000,000
     Accounts receivable                                             8,413          4,101
     Prepaid expenses and other                                        316          2,574
                                                               -----------    -----------

         Total Current Assets                                    1,012,520      1,016,478
                                                               -----------    -----------


PROPERTY AND EQUIPMENT
     Oil and gas properties-being amortized                        122,009        119,508
     Oil and gas properties-not being amortized                    844,668        712,931
     Office equipment and software                                  18,421         18,421
     Accumulated depreciation and depletion                        (50,398)       (39,222)
                                                               -----------    -----------

         Net Property and Equipment                                934,700        811,638
                                                               -----------    -----------

OTHER ASSETS
     Investment in equity method investee                            1,084            154
                                                               -----------    -----------

     TOTAL ASSETS                                              $ 1,948,304    $ 1,828,270
                                                               ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $    10,018    $     4,025
     Accrued expenses                                                8,300            974
     Loans from officers                                           268,172         20,000
     Notes payable to bank                                       1,000,000      1,000,000
                                                               -----------    -----------

         Total current liabilities                               1,286,490      1,024,999
                                                               -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock no par (50,000,000 shares authorized,
         none outstanding)                                            --             --
     Common stock, no par (50,000,000 shares authorized,
         11,135,042 and 10,484,944 shares, respectively,
         issued and  outstanding)                                1,995,287      1,592,572
     Additional paid in capital                                    153,247         82,547
     Accumulated deficit                                        (1,486,724)      (871,850)
     Other comprehensive income:
        Foreign currency translation adjustment                          4              2
                                                               -----------    -----------
         Total Stockholders' Equity                                661,814        803,271
                                                               -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,948,304    $ 1,828,270
                                                               ===========    ===========




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the years ended December 31, 2005 and 2004





                                                        2005            2004
                                                   ------------    ------------

OPERATING REVENUES
     Oil & gas revenues                            $     21,151    $     26,272

COSTS OF REVENUES
     Lease operating expenses                             7,596           7,927
     Production taxes                                        54             402
     Depletion                                            5,036           7,663
                                                                   ------------

         GROSS PROFIT                                     8,465          10,280
                                                   ------------    ------------

OPERATING EXPENSES
     Personnel costs                                    114,526          84,484
     Professional fees                                  114,179          18,903
     Promotion and advertising                          334,429          18,102
     Adjustment for excess costs and impairment            --           234,733
     Deprecation and amortization                         6,141             512
     Other                                               21,456          24,307
                                                   ------------    ------------

         Total Operating Expenses                       590,731         381,041
                                                   ------------    ------------

(LOSS) FROM OPERATIONS                                 (582,266)       (370,761)

OTHER INCOME
     Interest income                                     19,223           8,426
     Interest expense                                   (46,783)        (26,292)
                                                   ------------    ------------

(LOSS) BEFORE INCOME TAXES                             (609,826)       (388,627)

Australian income taxes                                   5,048           4,426
                                                   ------------    ------------

         NET LOSS                                      (614,874)       (393,053)


OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment                  2            --
                                                   ------------    ------------

         TOTAL COMPREHENSIVE LOSS                  $   (614,872)   $   (393,053)
                                                   ============    ============

Net loss per weighted average share outstanding    $      (0.06)   $      (0.04)
                                                   ============    ============

Weighted average shares outstanding                  10,753,521       9,138,068
                                                   ============    ============


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2005 and 2004



                                                                                               Accumulated
                                             Common Stock          Additional                   Other Com-
                                       -------------------------     Paid In     Accumulated    prehensive
                                         Shares        Amount        Capital        Deficit       Income         Totals
                                       -----------   -----------   -----------   -----------    -----------    -----------

BALANCES, December 31, 2003              7,359,527   $ 1,133,471   $    29,700   $  (478,797)   $      (282)   $   684,092

Stock issued for:
     Notes payable to officers           1,814,306       341,101          --            --             --          341,101
     Oil & gas property costs            1,211,111       109,000          --            --             --          109,000
     Services                              100,000         9,000          --            --             --            9,000
Other contributed capital                     --            --          50,447          --             --           50,447
Additional contributed capital                --            --           2,400          --             --            2,400
Net loss                                      --            --            --        (393,053)          --         (393,053)
Other comprehensive income:
     Foreign currency translation
       adjustment                             --            --            --            --              284            284
                                       -----------   -----------   -----------   -----------    -----------    -----------

BALANCES, December 31, 2004             10,484,944     1,592,572        82,547      (871,850)             2        803,271


Stock issued for:
     Services                              650,098       402,715          --            --             --          402,715
     Additional contributed capital
         Contributed expenses                 --            --           3,200          --             --            3,200
         Options issued for services          --            --          67,500          --             --           67,500
     Net loss                                 --            --            --        (614,874)          --         (614,874)
Other comprehensive income:
     Foreign currency translation
       adjustment                             --            --            --            --                2              2
                                       -----------   -----------   -----------   -----------    -----------    -----------

BALANCES, December 31, 2005             11,135,042   $ 1,995,287   $   153,247   $(1,486,724)   $         4    $   661,814
                                       ===========   ===========   ===========   ===========    ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004

                                                                 2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (614,874)   $  (393,053)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion, and amortization                 11,177          8,175
         Value of expenses contributed by officers                  3,200          2,400
         Value of expenses contributed by consultants              67,500           --
         Stock issued for services                                402,715          9,000
         Stock issued for interest                                   --            3,676
         Adjustment for foreign currency translation                    2            284
         Adjustment for excess costs and impairment                  --          234,733
Changes in:
     Receivables                                                   (4,312)          (247)
     Prepaid expenses                                               2,258         (2,574)
     Accrued liabilities                                            7,326           --
     Accounts payable                                               5,991           (668)
                                                              -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                            (119,017)      (138,274)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil & gas properties                         (472,737)      (149,155)
     Acquisition of other fixed assets                               --          (18,421)
     Proceeds from sale of oil & gas properties                   338,500           --
     Investments                                                     (930)          (100)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                            (135,167)      (167,676)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers                      248,172        248,375
     Other contributed capital                                       --           50,447
     Purchase of restricted certificates of deposit            (1,000,000)      (750,000)
     Proceeds from bank notes                                   1,000,000        750,000
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         248,172        298,822
                                                              -----------    -----------

     Increase (Decrease) in cash for year                          (6,012)        (7,128)

         Cash and cash equivalents, beginning of year               9,803         16,931
                                                              -----------    -----------

         Cash and cash equivalents, end of year               $     3,791    $     9,803
                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                             $    39,458    $    24,329
         Australian income taxes                                    5,048          3,578
     Noncash Investing and Financing Activities:
         Stock issued for oil & gas properties and drilling          --          109,000
         Stock issued for related party notes and interest        247,637        341,101

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

Shares Issued for Services

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

Office Equipment and Software

Office equipment and software are carried at depreciated cost. Acquisitions are recorded at cost. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of software and equipment is depreciated over the estimated useful lives of the related asset. Depreciation is computed on the straight-line method for financial reporting purposes.

Investments in Equity Method Investee

The Company's investment in 100% of the common stock of Cooper Basin Oil and Gas, Inc. (CBOG) is carried at cost. CBOG had essentially no activity during 2005 or 2004.

Income Taxes

Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian law the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has unused operating loss carry-forwards at December 31, 2005 that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

            Amount of Unused Operating           Expiring During Year Ended
                 Loss Carryforward                      December 31,

                  $     18,543                              2006
                        52,866                              2007
                       163,410                              2008
                        65,277                              2009
                       104,895                              2010
                       158,320                              2011
                       614,872                              2012
                  ------------

                  $  1,178,183
                  ============

The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due to the ceiling test that is not deductible for tax purposes.

The potential tax benefit from these operating loss carry-forwards is approximately $541,965 and $275,939 in 2005 and 2004, respectively. The Company has recognized a valuation allowance against these deferred tax assets due to the inability to foresee when such benefits will be realized.

The Company did not generate U.S. source net income during 2005 or 2004. Although it has begun to have income effectively connected with a U.S. trade or business, expenses have continued to be greater. When U.S. revenues exceed U.S. expenses, U.S. tax liabilities or benefits related to those activities will accrue.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $5,048 and $4,426 in 2005 and 2004, respectively.

Loss Per Share

U.S. accounting rules provide for the calculation of "Basic" and "Diluted" loss per share. Basic loss per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflect the potential dilution of securities that could share in the loss of the entity on an "as if converted" basis. This is computed by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potentially dilutive securities.

Weighted average shares outstanding were 10,753,521 and 9,138,068 for 2005 and 2004, respectively. Losses per share have been computed in accordance with SFAS No. 128 "Earnings Per Share". Outstanding common stock options have been excluded from the calculation of diluted losses per share because their effect would be antidiluted.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS No. 154 is effective for fiscal years beginning after December 14, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statement.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ('SAB No. 107") "Share- Based Payment", which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted.

NOTE 2:   RESTRICTED CASH

These financial statements report restricted cash. This amount consists of a certificate of deposit (CD) that serves as collateral for the short-term bank note. The CD matures at six-month intervals (the same as the note). The Company's ability to use these funds is restricted under the terms of the collateral agreement, (i.e., as long as the note is outstanding, the CD is unavailable for other purposes). The CD is carried as a current asset and the note a current liability, both of which could be liquidated at any six-month maturity anniversary.


NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 2005 and 2004 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $8,413 and $4,101, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

The cost bases of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.



NOTE 4:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2005 and 2004.

                                                 2005               2004
                                              ---------          ---------

      Oil and gas properties                  $ 966,677          $ 832,439
      Office equipment                            2,870              2,870
      Seismic analysis software                  15,551             15,551
                                              ---------          ---------

               Total costs                      985,098            850,860

         Accumulated depletion                  (43,746)           (38,710)
         Accumulated depreciation                (6,652)              (512)
                                              ---------          ---------

      Net Property and Equipment              $ 934,700          $ 811,638
                                              =========          =========

Depreciation expense was $6,141 and $512 for 2005 and 2004, respectively. The office equipment and the software are being depreciated on a straight-line basis over three years.

NOTE 5:   OIL AND GAS PROPERTIES

Following is a summary of capitalized costs related to oil and gas properties:


                                                          2005                         2004
                                               --------------------------  ---------------------------
                                                Australia         U.S.       Australia         U.S.
                                               ------------  ------------  ------------  ------------
         Acquisition cost                      $    405,714  $      4,378  $    734,559   $    235,647
         Exploration cost                           439,161            -             -              -
         Assignments, transfers, and rentals        151,488            -        130,066             -
         Less allowance for excess costs            (34,064)           -        (34,064)      (233,769)
                                               ------------  ------------  ------------   --------------

              Total                                 962,299         4,378       830,561          1,878
         Less accumulated depletion                 (41,869)       (1,877)      (36,833)        (1,877)
                                               ------------  ------------  ------------   -------------

              Net Oil and Gas Properties       $    920,430  $      2,501  $    793,728   $          1
                                               ============  ============  ============   ============



         Costs Excluded From Amortization As Of December 31, 2005

                                                                     Australia
                                                                     ---------
      Excluded acqusition costs incurred during 2005                $    31,076
      Excluded exploration costs incurred during 2005                   439,161
      Sale of interest in excluded exploration costs during 2005       (338,500)
      Excluded acquisition costs incurred during 2004                   247,875
      Excluded exploration costs incurred during 2004                    10,280
      Excluded acquisition costs incurred during 2003                    27,000
      Excluded costs incurred prior to 2003                             427,776
                                                                    -----------

      Total costs excluded from amortization                        $   844,668
                                                                    ===========


The costs of producing Australian properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, ATP 543, and ATP 560. Other interests have not produced marketable oil or gas from which the Company has received revenues. The costs associated with such properties are not being amortized pending determination of reserve quantities and commencement of production. At the present time, no it is not possible to predict when such costs will be developed and be included in the base for calculating amortization. Depletion expense totaled $5,063 and $7,663 for 2005 and 2004.

In addition to depletion, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2005 and 2004. Adjustments to reduce the carrying values based on the ceiling test were $ 0 in 2005 and $964 in 2004. Additionally, as discussed below, the U.S. investment was determined to be impaired.

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

During 2005, seismic work was performed on VIC/P60 and PEL's 108, 109 and 112 which amounted to $439,161. The Company sold 1/3 of 5% working interest in PEL's 108, 109 and 112 for $338,500 to cover the cost of the seismic work. Other lease maintenance costs, which include license fees and rentals on ATP 582 and VIC/P60 totaled $31,076.

United States

At the end of 2004, the Company reviewed its investment in this gas field in accordance with accounting rules for oil and gas investments and long-lived assets and determined that there is currently no support to calculate recovery of the investment recorded on the books. Pursuant to this determination, the investment was deemed to be impaired and it was written off.

During 2005, the Company purchased a 3.5% overriding royalty interest in Eastland County, Texas for $2,500. This is a marginal producer.

NOTE 6:   NOTES PAYABLE

During 2004, the Company borrowed $248,375 from its president and secretary in traunches based on a 12-month term bearing interest at 4.5% annually. Interest incurred on all of these notes during 2004 totaled $1,830. Except for $20,000 borrowed in October, 2004, all of these notes were retired during 2004 through the issuance of 1,814,306 shares of restricted stock. During 2005, the Company borrowed an additional $248,172 from its president and secretary in traunches based on a 12-month term bearing interest at 4.5% annually. Interest incurred on all of these notes during 2005 totaled $7,765.

The Company has outstanding loans of $1,000,000 from the American State Bank (formerly First National Bank) of Cisco. These notes are six month notes and have been renewed in April and December each year since the Company started borrowing in 2001. The balances outstanding at December 31, 2005, bear interest at 4.88% and are due in March 2006. These notes are secured by certificates of deposit shown as restricted cash on the balance sheet. Total interest incurred on these bank notes during 2005 and 2004 was $39,458 and $25,132.

NOTE 7:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services with no cash cost to the Company. These contributed costs had estimated unpaid values of $3,200 and $2,400 during 2005 and 2004. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2004 and 2005, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $52,075 and $84,232, respectively. These entities, Tensleep Oil and Production Inc., Secretarial Services, Inc., and AGP are within the control of the Company's Secretary. Additionally, the Company repaid AGP for filing fees during 2005, which totaled $13,468.

The Company borrowed $248,172 and $248,375 from two of its officers during 2005 and 2004. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

Various Australian oil and gas properties were acquired from AGP and IOLS during 2004 for 1,211,111 restricted common shares valued at $109,000.

At December 31, 2005 and 2004, the Company's accounts payable included $5,294 and $3,150, respectively payable to related parties.

NOTE 8:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where, at present, all of its producing properties are located. Approximately 70% of all operating revenues reported by the Company during 2005 and 2004 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2005 and 2004 are also related to the revenue received from the Australian royalties. Australian revenues were $18,198 and $17,332 in 2005 and 2004.

Essentially all of the Company's administrative costs are incurred in the United States. Lease operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.

NOTE 9:   INVESTMENT IN EQUITY METHOD INVESTEE

In 1999, The Company contributed $2,100 to the creation capital of Cooper Basin Oil & Gas, Inc. (CBOG) for a 20% working interest. Subsequently the Company acquired the remaining 80% working interest. CBOG was created to pursue Australian oil and gas concessions. As the owner of a 100% working interest in CGOB, the Company has agreed that it will fund 100% of the new concession costs or forfeit its interest. There was limited activity in this entity during 2005 and the Company has no current commitments with CGOB.

NOTE 10:   STOCK TRANSACTIONS

During 2004, the Company issued 1,814,306 shares of restricted stock valued at $341,101 in payment of loans from two officers along with accrued interest. Oil and gas interests in Australia were acquired by issuing 1,211,111 restricted shares valued at $109,000. A promotional consultant was employed and compensated by the issuance of 100,000 restricted shares valued at $9,000.

During 2005, the Company issued 650,098 shares for promotional consultants valued at $402,715 and an additional 150,000 options valued at $67,500.

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

The Company is considering the appropriate timing and costs which will be required to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2005, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in a range around $A30,000 plus any stamp duty that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production. A six-year statute of limitations runs on unpaid royalty revenue.

The Company has extensive commitments on its working interest properties in Australia. The following summarizes these commitments:

  ATP 582
         The Company has annual rentals of $23,000 per year on the 6,716,000 acre concession which the Company owns 100%

   PEL's 108, 109 & 112
         The Company owns 41.5% working interest in these three concessions and has a drilling commitment to drill two wells by April 1, 2007 and one well by April 1, 2008. Each well is estimated to cost between $1,000,000 - $1,500,000 of which the company is responsible for its 41.5% share.




    PEL 100
         The Company owns a 2% working interest in PEL 100 and will be required to pay its share of the completion of the Fairbridge well which is estimated to be $25,000 for its share plus will be required to pay for its 2% working interest of any future drilling and completions.

   VIC/P60
         The Company owns 25% working interest in this offshore concession. The Company will be responsible for its share of the 2006 work program which will include a seismic review estimated to be $AU200,000. The work program for 2007 is to conduct a seismic program with a minimum expenditure of $2,000,000.

In the event the Company cannot fund the above commitments or farm-out these areas to partners for funding, then the concessions will be subject to being cancelled.

NOTE 12:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are primarily located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000 per depositor. Combined balances at December 31, 2005 at the Company's primary bank exceeded federally insured limits by $903,791.

NOTE 13:   GOING CONCERN CONSIDERATIONS

As of December 31, 2005, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interests it holds in Australia, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful. The Company is effectively debt free (due to the certificates of deposit offsetting notes payable) and could continue to operate at subsistence levels pending development of funding sources.


NOTE 14:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS  (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2005 and 2004 and for the years then ended.

RESERVES OF OIL AND GAS - ROYALTY INTERESTS

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas from its producing interests is presented in the following schedule. No estimates of reserves have been reported to or filed with any Federal authority or agency during the year presented. All of these royalty interests are in Australia. The gas wells on ATP 543 were shut in for all of 2004 and 2005.

                                                                 Gas (mcf)                    Oil (bbls)
                                                       ---------------------------------------------------------
                                                            2005         2004            2005           2004
                                                       --------------  -----------   ------------   ------------
   Reserves reported by the Queensland
        government as of June 30, 1997                             -            -           3,962          3,962
   Additions or adjustments after 1997                         15,272       15,272          2,350          2,350
     Discoveries                                                   -            -          74,514             -
     Cumulative previous production                            (4,232)      (4,232)        (3,447)        (2,905)
     Current year production                                       -            -            (543)          (542)
                                                       --------------  -----------   ------------   ------------

      Unrecovered reserves                                     11,040       11,040         76,836          2,865
                                                       ==============  ===========   ============   ============


                                      RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (1)
                                        For the Years Ended December 31, 2005 and 2004


                                                                     2005                        2004
                                                       ---------------------------  ----------------------------
                                                           Australia       U.S.       Australia         U.S.
                                                       --------------  -----------  --------------  -----------

Sales of oil and gas                                   $       19,934  $     1,217   $     17,332   $      8,940

Production costs (including taxes)                                 -         7,650             -           8,329
Acquisition, exploration & development                        470,237        2,500        258,155             -
Sale of non-producing interest                               (338,500)          -              -              -
Depletion                                                       5,036           -           5,786          1,877
                                                       --------------  -----------   ------------   ------------

Results of operations from producing activities
     (excluding corporate overhead)                    $     (116,839) $    (8,933)  $   (246,609)  $     (1,266)
                                                       ==============  ===========   ============   ============


All sales were to unaffiliated entities. Amortization of Australian costs was $9.27 and $10.11 per equivalent barrel for 2005 and 2004.


                              CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (1)
                                                 At December 31, 2005 and 2004


                                                                     2005                       2004
                                                       ---------------------------   ----------------------------
                                                           Australia        U.S.       Australia       U.S.
                                                       --------------  -----------   --------------  -----------

   Unproved properties (not being amortized)           $      812,791  $     1,878   $    711,053   $    235,647
   Proved properties (being amortized)                        183,572        2,500        153,572             -
   Capitalized pre-acquisition costs                               -            -              -              -
                                                       --------------  -----------   ------------   ------------

     Total Capitalized Costs                                  996,363        4,378        864,625        235,647

     Allowance for excess costs                               (34,064)          -         (34,064)      (233,769)
     Accumulated depletion                                    (41,869)      (1,877)       (36,833)        (1,877)
                                                       --------------  -----------   ------------   -------------

   Net Capitalized Costs                               $      920,430  $     2,501   $    793,728   $          1
                                                       ==============  ===========   ============   ------------


 COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT (1)
                 For the Years Ended December 31, 2005 and 2004

                                                      2005                      2004
                                        ---------------------------   ---------------------------
                                            Australia        U.S.       Australia       U.S.
                                        --------------  -----------   --------------  -----------
Property acquisition costs:
   Proved                               $           -   $    2,500    $         -    $         -
   Unproved                                     31,076           -         247,875             -
   Exploration costs                           439,161           -          10,280             -
   Development costs                                -            -              -              -
                                        --------------  -----------   ------------   ------------

Total                                   $      470,237  $    2,500    $    258,155   $         -
                                        ==============  ===========   ============   ============


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

NOTE 15: SUBSEQUENT EVENTS

The $1,000,000 certificate of deposit and related note payable at December 31, 2005 was renewed on March 27, 2006 for $500,000.

The Company had two significant events occur subsequent to the end of the 2005 fiscal year. On January 3, 2006 the Company entered into a debt settlement agreement with Ely Sakhai, a director of the Company, where the Company would issue 574,679 restricted common shares to pay in full loans and/or advances made to the Company totaling $155,163.

During March 2006 the Company sold 700,000 restricted common shares to two accredited investors for $140,000. This private placement of restricted common stock was priced at $0.20 per share being 80% of the bid price at the time of the private placement. No commissions or fees were paid for this private placement of restricted common stock.