Form 10QSB
period 2006-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2006-05-18
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                           Commission File No. 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     --------------------------------------
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

                                 (254) 442-2658
                                 --------------
                Registrant's Telephone Number Including Area Code

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              There were 12,609,721 shares of common stock, No Par
                     Value, outstanding as of March 31, 2006

Transitional Small Business Disclosure Format; [ ] Yes [X] No

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

      Item 1. Financial Statements

            Balance Sheet ...................................................  3

            Statement of Operations .........................................  4

            Statement of Stockholders' Equity ...............................  5

            Statement of Cash Flows .........................................  6

            Selected Information Regarding the Financial Statements .........  7

      Item 2. Management's Discussion and Analysis and Plan of Operations ...  9

      Item 3: Controls and Procedures ....................................... 12

Part II: Other information

      Item 6: Exhibits and Reports on Form 8-K .............................. 12

Signatures .................................................................. 12

Certifications .............................................................. 13

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                    2006            2005
                                                                ------------    ------------
                                                                 (unaudited)
                                           ASSETS
CURRENT ASSETS
   Cash                                                         $     68,312    $      3,791
   Cash - restricted                                                 500,000       1,000,000
   Accounts receivable                                                 7,218           8,729
                                                                ------------    ------------
               Total Current Assets                                  575,530       1,012,520
                                                                ------------    ------------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                            122,009         122,009
   Oil and gas properties-not being amortized                        944,718         844,668
   Office equipment and software                                      18,421          18,421
   Accumulated depreciation and depletion                            (54,384)        (50,398)
                                                                ------------    ------------
               Net Property and Equipment                          1,030,764         934,700
                                                                ------------    ------------
OTHER ASSETS
               Investment in equity method investee                    1,084           1,084
                                                                ------------    ------------
               TOTAL ASSETS                                     $  1,607,378    $  1,948,304
                                                                ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                             $     40,919    $     10,018
   Accrued expenses                                                    5,242           8,300
   Loans from officers                                               142,194         268,172
   Notes payable to bank                                             500,000       1,000,000
                                                                ------------    ------------
               Total current liabilities                             688,355       1,286,490
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                 --              --
   Common stock, no par (50,000,000 shares authorized
        12,609,721 and 11,135,042 shares, respectively,
         issued and outstanding)                                   2,410,450       1,995,287
   Additional paid in capital                                        158,351         153,247
   Accumulated deficit                                            (1,649,782)     (1,486,724)
   Other comprehensive income:
        Foreign currency translation adjustment                            4               4
                                                                ------------    ------------
               Total Stockholders' Equity                            919,023         661,814
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,607,378    $  1,948,304
                                                                ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                       2006            2005
                                                   ------------    ------------
OIL AND GAS REVENUES                               $     13,715    $      2,303

COST OF SALES
   Production taxes                                          17              38
   Lease operating expenses                               8,648           2,599
   Depletion                                              2,451           1,529
                                                   ------------    ------------
     GROSS PROFIT                                         2,599          (1,863)
                                                   ------------    ------------
OPERATING EXPENSES
   Personnel costs                                       53,707          24,527
   Professional fees                                      2,027           3,922
   Promotion and advertising                             85,427           8,616
   Office expenses                                        6,492           2,575
   Depreciation                                           1,535           1,535
   Other                                                  6,830           2,479
                                                   ------------    ------------
               Total Operating Expenses                 156,018          43,654
                                                   ------------    ------------
OPERATING LOSS                                         (153,419)        (45,517)

OTHER INCOME/(EXPENSE)
   Interest income                                        6,957           3,331
   Interest expense                                     (13,311)         (9,083)
                                                                   ------------
NET LOSS BEFORE INCOME TAXES                           (159,773)        (51,269)
   Australian income taxes                                3,285             358
                                                   ------------    ------------
NET LOSS                                           $   (163,058)   $    (51,627)
                                                   ============    ============
BASIC (LOSS) PER COMMON SHARE                      $      (0.01)   $       0.00
                                                   ============    ============
Weighted Average Number of Common Shares
Outstanding:
   Basis                                             11,893,898      10,495,222
                                                   ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2006
                                   (Unaudited)

                                                                                              Accumulated
                                         Common Stock           Additional                     Other Com-
                                  --------------------------      Paid In     Accumulated      prehensive
                                     Shares        Amount         Capital        Deficit         Income         Totals
                                  -----------   ------------   ------------   ------------    -----------    ------------
BALANCES, December 31, 2005        11,135,042   $  1,995,287   $    153,247   $ (1,486,724)     $      4     $    661,814

Stock issued for:
   Services                           100,000         75,000                                                       75,000
   Oil & gas properties               100,000         45,000                                                       45,000
   Notes payable to directors         574,679        155,163                                                      155,163
   Private Placement                  700,000        140,000                                                      140,000
   Other contributed capital                                            800                                           800
Additional contributed capital                                        4,304                                         4,304
Net Loss                                                                          (163,058)                      (163,058)
                                  -----------   ------------   ------------   ------------      --------     ------------
BALANCES, March 31, 2006           12,609,721   $  2,410,450   $    158,351   $ (1,649,782)     $      4     $    919,023
                                  ===========   ============   ============   ============      ========     ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                       2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $   (163,058)   $    (51,627)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
        Depreciation, depletion and amortization          3,986           3,064
        Value of expenses contributed by officers         5,104             800
        Stock issued for services                        75,000           3,717
Changes in:
     Receivables                                          1,511           1,216
     Prepaid expenses and other                              --           2,285
     Accounts payable and accrued expenses               27,843          25,373
                                                   ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES                   (49,614)        (15,172)
                                                   ------------    ------------
CASH FLOWS USED BY INVESTING ACTIVITITES:
     Acquisition of oil and gas properties              (55,050)        (55,345)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement                    140,000              --
     Proceeds from notes payable to officers             29,185          81,465
     Reduction in bank notes                            500,000              --
     Reduction in restricted cash                      (500,000)             --
                                                   ------------    ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                169,185          81,465
                                                   ------------    ------------
NET INCREASE IN CASH                                     64,521          10,948
        Cash, Beginning of Period                         3,791           9,803
                                                   ------------    ------------
        Cash, End of Period                        $     68,312    $     20,751
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
        Interest                                   $     12,064    $         16
        Australian income taxes                           3,285           8,352
     Non-Cash Investing and Financing Activities:
        Stock issued for oil and gas properties          45,000              --
        Stock issued for services                            --          10,800

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has operating over the past year based on loans/stock purchases from its officers/directors. There is no guarantee that such officers/directors will continue to provide operating funds for the Company. In order to pursue its goals and commitments under the Australian concession prospects that it has obtained, the Company will be required to obtain significant funding or to exchange all or portions of its interests in those concessions to meet the minimum expenditure requirements underlying the concessions. Management's plans include attempting to find a drilling company to farm out the working interests under the concessions, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.

NOTE 3: CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 per quarter for 2006 and 2005. The value of office space utilization has also been estimated at $400 per quarter for 2006 and 2005. These costs have been recorded as expenses and as additional capital.

NOTE 4: STOCK TRANSACTIONS

During January, the Company issued 574,679 restricted common shares to one of its previous President for payment of loans. In February, the Company issued 100,000 restricted common shares to an unrelated person for a promotional services valued at a total of $75,000. In March, the Company issued 700,000 restricted common shares for private placements of the Company's stock valued at $140,000 and 100,000 restricted common shares for a 1/40th of 1% overriding royalty interest valued at $45,000,

NOTE 5: AUSTRALIAN CONCESSIONS

During the first quarter of 2006, the Company paid for operating expenses in the amount of $48,550 on PEL 100, $3,600 on seismic for PEL 112 and $2,900 on rentals on PEL's 108, 109 and 112.

NOTE 6: RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10K-SB for the year ended December 31, 2005, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During the first of 2006, the Company paid $31,861 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for Australian rentals and seismic costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

The Company borrowed $29,186 from one of its Directors and Secretary during the first quarter of 2005 to meet its operating expenses and its exploration obligations.

NOTE 7: SUBSEQUENT EVENTS

During May 2005, the Company paid $11,704 for additional expenses for their working interest in PEL 100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Any statements that are contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as 'may,' 'will,' 'expect,' 'anticipate,' 'estimate,' 'continue' or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual result or developments may differ materially from those expressed or implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2005 and March 31, 2006 and 2005, for the respective periods then ended.

GENERAL DISCUSSION:

During the first quarter seven wells were drilled in the Cooper/Eromanga Basin in Australia on concessions in which the Company holds overriding royalty interests. All of these wells were completed as oil and gas wells. As reported further in this report a number of wells are announced for drilling.

The Company owns 41.5% working interest in Petroleum Exploration License ("PEL") 112, which covers approximately 818,000 acres. The first quarter of 2006 was focused on farming-out PEL 112 located in the Cooper/Eromanga Basin. The importance of ACOR's 41.5% working interest in PEL 112 is best described by the production on the adjoining concessions to the east and north. To the east of PEL 112 is the Worrior Field consisting of two wells that are generating annual oil sales of $US75,000,000. Eleven more wells have been announced for drilling this year expanding the Worrior Field. To the north of PEL 112 is the Christies Field, which is producing approximately $33,000,000 per year in oil sales.

During the previous quarter the Company received the seismic interpretation from the 190 miles of 2D seismic conducted on PEL108 and PEL112, which cost approximately $US1,100,000. The results of this seismic survey yielded a number of drillable prospects that could have a dramatic impact on the Company's future earnings. Two notable structures were identified on PEL 112. One of which, seismic structure C23, is on the same seismic line as the Sturt/Tantanna oil fields. The Tantanna #1 came in with an initial potential of 7,000 barrels per day.

ACOR is seeking to farm-out its working interests in the Cooper/Eromanga Basin including PEL 108, 109 and 112 which would be subject to acceptable terms and conditions where ACOR would maximize its participation in the concessions in a carried position in three (3) wells. Pursuant to the terms and conditions of the concessions two wells are required to be drilled by April 2007 and one well by April 2008. At the time of filing this report ACOR has not entered into any farm-out agreement but is in discussions with several interested entities.

Subsequent to March 31, 2006 ACOR sent a two-member team to Australia to meet with interested parties in ATP 582 and PEL's 108, 109 and 112. Discussions are continuing with several different parties.

ACOR holds approximately 7,650,352 net working interest acres in the most prolific basins in Australia, located onshore in the Cooper/Eromanga Basin and offshore in the Gippsland Basin.

During the quarter ended March 31, the following activity occurred on its Australian interests:

In January 2006 a 51 well drilling program was announced on ATP 299 over the next two years. During the quarter 4 wells were drilled and completed as producers (Mulberry #6, #7, #8 & #9) and three wells were deepened and completed as Birkhead oil formation producers on ATP 299. The completion of these wells extended the boundaries of the Mulberry Oil Field. The Company holds a 5.75% of 1% overriding royalty under the 441,600 acre ATP 299 concession. Revenue from these new wells is expected to be received by the Company during the third quarter of 2006. Production

On concession PEL 115 the #2, #3 and #4 Mirage wells were drilled during the quarter and was completed as a producer and four more wells was announced to be drilled on this concession. The Company holds a 10% of 1% overriding royalty. The Mirage #2 and #4 were completed as producers. It is important to note that the Mirage #3 tested 324 barrels of oil per day.

Two wells were announced for drilling on PEL 111 during 2006 during the quarter under which the Company holds a 10% of 1% overriding royalty. In the Gippsland Basin, located between Victoria and Tasmania, a 524 square kilometer 3D high resolution seismic survey was completed on VIC/P53. The Company holds a 5% of 1% overriding royalty under VIC/P53.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically addressed its long-term liquidity needs for the oil and gas exploration and development for its Australian working interests. Through the use of farm-out agreements the Company sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities i.e. seismic, drilling etc. This is the strategy that management is following in order to meet the expenditure requirements on the Australian concessions.

In addition the Company may also satisfy its future capital requirements by selling its common stock. Should the Company become unable to reach satisfactory Farm-out arrangements or obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

The principal assets of ACOR are oil and gas properties, reported at $944,718 on March 31, 2006, which were up $100,050 compared to December 31, 2005. This increase was attributed to the acquisition of an additional overriding royalty of 2.5% of 1% under Vic/P45 for $45,000, which was paid through the issuance of 100,000 restricted common shares. In addition the Company had expenditures of $48,550 for its 2% WI cash requirement for drilling on PEL 100 plus the balance of seismic expenditures of $3,600 on PEL 112 and $2,900 in rentals on PEL's 108, 109 & 112.

The Total Current Assets decreased from December 31, 2005 to March 31, 2006 from $1,012,520 to $575,530. The Company's Total Current Assets as of March 31, 2005, was $1,887,988 with Total Current Liabilities of $1,131,837, giving a liquidity ratio of 1.67 to 1. The Company's Total Current Assets as of March 31, 2006, was $575,530 with Total Current Liabilities of $688,355, giving a liquidity ratio of ..84 to 1. The Company's cash position was $1,020,751 on March 31, 2005 compared to $1,003,791 and $568,312 on December 31, 2005 and March 31, 2006 respectively. The Company continues to have no long-term debt. The reduction in current assets is directly related to due to a reduction in its restricted cash from $1,000,000 to $500,000, which occurred during the current quarter.

The Company's total assets on March 31, 2006 were $1,607,378 compared to $1,948,304 on December 31, 2005 and $1,887,998 on March 31, 2005. The decline in assets is directly related lowering the $1,000,000 restricted cash in the Company to $500,000, which occurred during the quarter ended March 31, 2006.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing March 31, 2006 ($919,023) to December 31, 2005, March 31, 2005 being $661,814 and $756,161 respectively. This increased is related to the an increase of $100,050 in oil and gas properties plus unrestricted cash improved from $3,791 on December 31, 2005 to $68,312 on March 31, 2006 an increase of $64,521.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company. During the quarter ended March 31, 2006 the Company sold 700,000 restricted common shares of the Company for $140,000. Also during the quarter the Company settled $155,163 in debt with its directors through the issuance of 574,679 shares of restricted common stock.

The Company also issued 100,000 restricted shares for oil and gas properties (valued at $45,000) and 100,000 restricted shares for services (valued at $75,000). The difference in values for the same number of shares issued is related to the price of the stock at the time the shares were issued.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended March 31, 2006 begin to reflect the 2005 drilling activity on its Australian interests. Oil and gas revenues for the three months ended March 31, 2006 was 13,715 of which all was from its Australian interests except for $361.00. Oil and gas revenues for the three months ended March 31, 2005 were $2,303 reflecting a dramatic improvement. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115.

The Lease Operating Expenses incurred under the Cost of Operations section are directly related to the Company's oil and gas interests in the Kentucky.

Total Operating Expenses were $156,018 for the three months ended March 31, 2006 compared to $43,654 for the quarter ended March 31, 2005. The principal reason for the increase is due to Personnel, Promotion and Advertising cost increased. Included in the Personnel costs was $39,521 in contract labor of which $32,300 was allocated for estimated stock value for shares to be issued for administrative services. The most significant increase was in Promotion and Advertising of which $75,000 was paid through the issuance of the 100,000 shares of the Company's restricted common stock.

The Company's operating loss was $153,419 for the quarter ended March 31, 2006 compared to an operating loss of $45,517 for the same period in 2005. As stated above, the increase in expenditures of personnel and promotion and advertising caused operating losses to increase by $105,991.

The Company had interest income of $6,957 compared to $3,331 for the quarters ended March 31, 2006 and 2005 respectively. The Company also incurred interest expense of $13,311 during the quarter ended March 31, 2006 compared to $9,083 for the quarter ended March 31, 2005. Of the $13,311 interest paid by the Company $1,247 was paid to directors on loans.

The net loss for the three months ended March 31, 2006 was $163,058 compared to a net loss of $51,627 for the quarter ended March 31, 2005. The increase in net loss is attributable an increase in personnel and promotion and advertising as described more fully above.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2006, the Company had no off-balance sheet arrangements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENT

The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-Q-SB, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 3: CONTROLS AND PROCEDURES

      (a) The Management of Australian-Canadian Oil Royalties Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2006, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

      (b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the Corporation carried out its evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 31.1 -- Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 -- Certification of Secretary and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32 -- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Australian-Canadian Oil Royalties Ltd.


Date: May 16, 2006                   /s/ Robert Kamon
                                     -------------------------------------------
                                     By: Robert Kamon, Secretary and Principal
                                     Financial Officer