Form 10QSB
period 2006-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2006-08-09
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended JUNE 30, 2006

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from                to                .
                                           --------------    --------------


                           Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
             (Exact Name of Registrant as Specified in its Charter)



   BRITISH COLUMBIA, CANADA                                         75-2712845
------------------------------                                ------------------
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

           There were 12,612,047 shares of common stock, No Par Value, outstanding as of June 30, 2006


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


                                   FORM 10-QSB

                                      INDEX




                                                                            PAGE
Part I.  Financial Information

      Item 1.   Financial Statements

           Balance Sheet ...................................................   3

           Statement of Operations .........................................   4

           Statement of Stockholders' Equity ...............................   5

           Statement of Cash Flows .........................................   6

           Selected Information Regarding the Financial Statements .........   7

      Item 2.   Management's Discussion and Analysis and
                  Plan of Operations .......................................   9

      Item 3:   Controls and Procedures ....................................  12


Part II:   Other information

      Item 6:   Exhibits and Reports on Form 8-K ...........................  12


Signatures .................................................................  12


Exhibits




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                                 BALANCE SHEETS

                                                                  June 30,           December 31,
                                                                    2006               2005
                                                                ---------------  ----------------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $         5,198   $         3,791
   Cash restricted                                                            -         1,000,000
   Accounts receivable                                                   11,003             8,729
                                                                ---------------  ----------------
      Total Current Assets                                               16,201         1,012,520
                                                                ---------------  ----------------

PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                               122,009           122,009
   Oil and gas properties-not being amortized                           994,058           844,668
   Office equipment and furniture                                        18,421            18,421
   Accumulated depreciation and depletion                              (57,296)          (50,398)
                                                                ---------------  ----------------
      Total Property and Equipment                                    1,077,192           934,700
                                                                ---------------  ----------------

OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                             1,084             1,084
                                                                ---------------  ----------------

TOTAL ASSETS                                                    $     1,094,477   $     1,948,304
                                                                ===============  ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                      $       150,226   $        10,018
   Accrued liabilities                                                   79,417             8,300
   Loans from officers                                                  164,194           268,172
   Note payable to bank                                                       -         1,000,000
                                                                ---------------  ----------------
      Total Current Liabilities                                         393,837         1,286,490
                                                                ---------------  ----------------

STOCKHOLDERS' EQUITY
   Common stock (50,000,000 shares authorized;
      no par value; 12,612,047 and 11,135,042 shares
      issued and outstanding)                                         2,493,450         1,995,287
   Additional paid in capital                                           159,151           153,247
   Accumulated deficit                                              (1,951,965)       (1,486,724)

   Other comprehensive income:
      Foreign currency translation adjustment                                 4                 4
                                                                ---------------  ----------------
      Total Stockholders' Equity                                        700,640           661,814
                                                                ---------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     1,094,477   $     1,948,304
                                                                ===============  ================



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                          Three Months                       Six Months
                                     2006            2005              2006             2005
                                  -------------  --------------   --------------   --------------

OIL AND GAS REVENUES              $       7,700  $        1,998    $      21,415    $       4,301

COST OF SALES
   Production taxes                           -               -               17               38
   Lease operating expenses               2,482               -           11,130            2,599
   Depletion                              1,376             730            3,827            2,259
                                  -------------  --------------   --------------   --------------

   GROSS PROFIT                           3,842           1,268            6,441             (595)
                                  -------------  --------------   --------------   --------------


OPERATING EXPENSES
   Personnel costs                      167,518          17,101          221,225           41,628
   Professional fees                     26,958          12,106           28,985           16,028
   Promotion and advertising             90,837          24,744          176,264           33,360
   Office expenses                        4,601           2,532           11,093            5,107
   Depreciation                           1,535           1,535            3,070            3,070
   Other                                  8,568             819           15,398            3,298
                                  -------------  --------------   --------------   --------------
      Total Operating Expenses          300,017          58,837          456,035          102,491
                                  -------------  --------------   --------------   --------------

OPERATING LOSS                         (296,175)        (57,569)        (449,594)        (103,086)

OTHER INCOME/(EXPENSE)
   Interest and dividends                 3,902           3,989           10,859            7,320
   Interest expense                      (8,225)        (10,425)         (21,536)         (19,508)
                                  -------------  --------------   --------------   --------------

NET LOSS BEFORE INCOME TAXES           (300,498)        (64,005)        (460,271)        (115,274)

   Australian income taxes                1,685             563            4,970              921
                                  -------------  --------------   --------------   --------------

NET LOSS                          $    (302,183) $      (64,568)   $    (465,241)   $    (116,195)
                                  =============  ==============   ==============   ==============


LOSS PER COMMON SHARE:
   Basic and Diluted              $      (0.02)          $(0.01)  $        (0.04)  $        (0.01)
                                  =============  ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   Basic and Diluted                 12,664,983      10,548,515       12,305,182       10,522,016
                                  =============  ==============   ==============   ==============




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2006
                                   (Unaudited)


                                                                                        Accumulatedd
                                       Common Stock         Additional    Accumulated    Other Com-
                                --------------------------    Paid In      Earnings/     prehensive
                                   Shares        Amount       Capital       Deficit        Income         Totals
                                ------------  ------------  -----------  -------------  -------------  -----------

BALANCES, December 31, 2005       11,135,042  $  1,995,287  $   153,247  $  (1,486,724) $           4  $   661,814

Stock issued for:
   Services                          200,000       158,000            -              -              -      158,000
   Oil and gas properties            100,000        45,000            -              -              -       45,000
   Notes payable to directors        574,679       155,163            -              -              -      155,163
   Private placement                 700,000       140,000            -              -              -      140,000
   Other contributed capital               -             -        1,600              -              -        1,600
Additional contributed capital             -             -        4,304              -              -        4,304
Shares returned                      (97,674)            -            -              -              -            -
Net loss                                   -             -            -       (465,241)             -     (465,241)
                                ------------  ------------  -----------  -------------  -------------  -----------


BALANCES, June 30, 2006           12,612,047  $  2,493,450  $   159,151  $  (1,951,965) $           4  $   700,640
                                ============  ============  ===========  =============  =============  ===========





                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                2006                 2005
                                                             -------------      --------------
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net (loss)                                              $    (465,241)     $     (116,195)
     Adjustments to reconcile net loss to cash used in
        operating activities:
        Depreciation, depletion and amortization                     6,897               5,329
        Expenses contributed by officer                              5,904               1,600
        Stock issued for services                                  158,000              26,417
     Changes in operating assets and liabilities:
          Production receivable                                     (2,275)                484
          Prepaid expenses and other                                     -               2,285
          Accounts payable and accrued expenses                    211,327              17,996
                                                             -------------      --------------

     Net Cash Used in Operating Activities                         (85,388)            (62,084)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of oil and gas interests                         (104,390)           (404,080)
     Sale of oil and gas interest                                        -             338,501
                                                             -------------      --------------

     Net Cash Used in Investing Activities                        (104,390)            (65,579)
                                                             -------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from notes payable to officers                        51,185             137,665
     Redemption of restricted certificates of deposit            1,000,000                   -
     Reduction in bank notes                                    (1,000,000)                  -
     Proceeds from private placement                               140,000                   -
                                                             -------------      --------------

     Net cash provided by financing activities                     191,185             137,665
                                                             -------------      --------------

NET INCREASE IN CASH                                                 1,407              10,002

         Cash, Beginning of Period                                   3,791               9,803
                                                             -------------      --------------

CASH, END OF PERIOD                                          $       5,198      $       19,805
                                                             =============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION:

INTEREST AND INCOME TAXES PAID
   Income taxes                                              $       4,323      $          274
   Interest expense                                                 21,536              17,327

NON-CASH TRANSACTIONS
   Contributed services and office space                             5,904               1,600
   Stock issued for:
     Cost of oil & gas interests                                    45,000                   -
     Payment of notes to shareholder                               155,163              41,100


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                            (Unaudited) June 30, 2006



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE 2:   GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has operated over the past year based on loans/stock purchases from its officers/directors. There is no guarantee that such officers/directors will continue to provide operating funds for the Company. In order to pursue its goals and commitments under the Australian concession prospects that it has obtained, the Company will be required to obtain significant funding or to exchange all or portions of its interests in those concessions to meet the minimum expenditure requirements underlying the concessions. Management's plans include attempting to find a drilling company to farm out the working interests under the concessions, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.


NOTE 3:   CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 and $400 per quarter for 2006 and 2005, respectively. The value of office space utilization has also been estimated at $400 and $400 per quarter for 2006 and 2005. These costs have been recorded as expenses and as additional capital.


NOTE 4:   STOCK TRANSACTIONS

During the second quarter, the Company issued an additional 100,000 restricted common shares to an unrelated party for promotional and management assistance services. These services are to be provided over a one-year period. The value of these shares is $83,000. On June 6, 2006 a total of 97,674 shares of restricted stock was returned by Robert Thorpe in regards to an overpayment on Kentucky properties.

Also during the second quarter the Board of Directors approved a recommendation from the Compensation Committee to issue 30,000 shares of restricted stock to each member of the Board of Directors as compensation for their respective services for the year of 2006, valued at $0.97 per share, being the market value quoted on June 28, 2006. These shares will be issued to the Directors upon their request.

The Company has employed Ivan Webb as an independent consultant to help with administrative corporate duties. The compensation for these services are figured on the basis of 1% of the total outstanding shares per year, figured on the total number of shares outstanding at year end. The value of these shares allocated for the first six months is $113,509.


NOTE 5:   AUSTRALIAN CONCESSIONS

During the first quarter of 2006, the Company paid for operating expenses in the amount of $48,550 on PEL 100, $3,600 on seismic for PEL 112 and $2.900 on rentals on PEL's 108, 109 and 112..

During the second quarter, the Company paid for operating expenses in the amount of $11,704 on PEL 100, $7,200 for aboriginal fees on PEL 108 and 109 and acquired a 1/10th of 1% ORRI under VIC/P53 for $30,000.


NOTE 6:   RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10-KSB for the year ended December 31, 2005, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During the first of 2006, the Company has paid $45,989 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil and Production, Inc. In addition, the Company has reimbursed Australian Grazing & Pastoral Pty., Ltd. for Australian legal fees and licensing costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

The Company has borrowed $51,186 from its Officers and Directors during 2006 to meet its operating expenses and its exploration obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Any statements that are contained in this Form 10-QSB that are not statements of historical facts are forward- looking statements. Readers can identify these statements by words such as 'may', 'will', 'expect', 'anticipate', 'estimate', 'continue' or other similar words. These statements discuss future expectations, contain projects of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed of implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2005 and June 30, 2006 and 2005, for the respective periods then ended.

GENERAL DISCUSSION:

ACOR holds approximately 7,650,352 net working interest acres in the most prolific basins in Australia, located onshore in the Cooper/Eromanga Basin and offshore in the Gippsland Basin.

During the six months ended June 30, 2006, the following activities occurred on our Australian interests:

PEL 112 - SOUTH AUSTRALIA

ACOR is pleased to announce that it has successfully entered into a farm-out agreement with Holloman Corporation for its working interests in the Cooper/Eromanga Basin including PEL 108, 109 and 112. The farm-out agreement provides for ACOR to be carried for a 16.667% interest in the drilling and completion of three wells. The first two wells are scheduled for drilling during the end of the fourth quarter.

The importance of ACOR's carried working interest in PEL 112 is best described by the production on the adjoining concessions to the east and north. To the east of PEL 112 is the Worrior Field consisting of two wells that are generating annual oil sales of $75,000,000. Eleven more wells have been announced for drilling this year expanding the Worrior Field. To the north of PEL 112 is the Christies Field, which is producing approximately $33,000,000 per year in oil sales. ACOR owns 16.667% carried working interest through the first three wells under PEL's 108, 109 & 112. This includes the 2.834% carried working interest held by the three stockholders which paid for ACOR's half of the costs for the new seismic program that was conducted in 2005.

During the last quarter of 2005 the Company received the seismic interpretation from the 190 miles of 2D seismic conducted on PEL108 and PEL112, which cost approximately $1,100,000. The results of this seismic survey yielded a number of drillable prospects. Two notable structures were identified on PEL 112. One of which, seismic structure C23, is on the same seismic line as the Sturt/Tantanna oil fields. The Tantanna #1 came in with an initial potential of 7,000 barrels per day. This is one of the structures that is planned to be drilled by Holloman.

ACOR will be responsible for its part of any future exploration work after the three wells have been drilled and completed pursuant to the agreement with Holloman Corporation.

ATP 299 - QUEENSLAND

The 51 drilling program announced in January 2006 has been expanded to 70 wells of which 32 wells have been drilled. This is the largest program of continuous oil drilling program ever undertaken in the Cooper/Eromanga Basin. ACOR holds a 5.75% of 1% overriding royalty under the 441,600 acre ATP 299 concession. Revenues from these new wells are expected during the third quarter of 2006.

The results of 22 wells drilled during the quarter are 8 wells placed on line as oil producers, 12 wells have been cased and suspended as future oil producers or injectors and only 2 wells were plugged and abandoned. ACOR is pleased with the high success ratio achieved thus far in this drilling program.

PEL 111 - SOUTH AUSTRALIA

Two wells were announced for drilling on PEL 111 during the later half of 2006 under which the Company holds a 10% of 1% overriding royalty. At least 11 leads and prospects have been identified form the 2004 seismic data and the reprocessed seismic data. In September 2005 an additional 30.8 kilometers of seismic was acquired to further define drilling locations. The two prospects identified for drilling have estimated potential reserves of 9 million and 11 million barrels of oil.

PEL 115 - SOUTH AUSTRALIA

During the first quarter there were successful completions of three wells in the Mirage Oil Field on PEL 115, #2, #3 and #4 Mirage wells. During the second quarter two other prospects were drilled, Lightning (April) and Jindivik (May). The Lightning #1 recovered oil form the Murta formation and was cased and suspended for future fracture stimulation. The Jindivik #1 had a show of oil and was plugged and abandoned. It is important to note that the Mirage #3 tested 324 barrels of oil per day. The Company holds a 10% of 1% overriding royalty.

ATP- 267- QUEENSLAND

The Muthero #3 well was brought into production in February 2006, initially free flowing approximately 525 barrels of oil per day. The well is currently being flowed intermittently while surface facilities are being upgraded and a jet pump installed. This well is scheduled to be placed on continuous artificial lift before the end of the third quarter of 2006. In addition the Winna#4 well was also brought into production in February and flowed initially 55 barrels of oil per day. There are now a total of 21 producing wells on ATP 267 under which the Company holds a 17.15% of 1% overriding royalty interest.

VIC/P45 - VICTORIA

On March 31, 2006, the Company increases its ownership in VIC/P45 through the purchase of a 1/40th of 1% overriding royalty interest, which increases the Company's override to .075% of 1% under VIC/P45. Apache is the operator of this concession and plans to drill one well and depending on the results of the first well may elect to drill a second well.

VIC/P53 - VICTORIA

In the Gippsland Basin, located between Victoria and Tasmania, a 524 square kilometer 3D high resolution seismic survey was completed on VIC/P53. The Company holds a 5% of 1% overriding royalty under VIC/P53.

VIC/P54 - VICTORIA

Subsequent to the end of the quarter, June 30, 2006, the Longtom #3 well was spudded on July 11, 2006. The result of the Longtom #3 has increased the total gross thickness of gas intersected in the Longtom Gas Field to approximately 2,165 feet. The estimated gas reserves on the Longtom Gas Field is 438 BCF as reported by Gaffney Cline and Associates, an internationally recognized reservoir consultant firm. The Company holds a 1/20th of 1% overriding royalty interest under the VIC/P54 concession. Horizontal drilling continues.

LIQUIDITY AND CAPITAL RESOURCES

ACOR's principal assets are oil and gas properties, reported at $1,116,067 on June 30, 2006, which were up $149,390 compared to December 31, 2005, in Australia consisting of 13,067,946 gross surface acres with overriding royalty interest and 6,721,007 net acres of working interests. This positions ACOR to use the acreage for the best interest of the Company. The $149,390 increase in assets is primarily due to two acquisitions of additional overriding royalties under VIC/P45 ($45,000) and VIC/P53 ($30,000) plus capitalization of exploration costs on PEL 100 ($60,254) and PEL 112 ($13.700).

The Company's Total Current Assets as of June 30, 2006, were $16,201 with Total Current Liabilities of $393,837, giving a liquidity ratio of 0.04 to 1. The Company's cash position was $5,198 on June 30, 2006 compared with $3,791and $19,805 on December 31, 2005 and June 30, 2005 respectively. The Company continues to have no long-term debt.

Stockholders' Equity increased when comparing June 30, 2006 ($700,640) to December 31, 2005 and June 30, 2005 being $661,814 and $715,093 respectively. The increase in stockholders' equity is due to stock issued for promotion and services rendered.

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

RESULTS OF OPERATIONS

Oil and gas revenues were $7,700 for the three months ended June 30, 2006, compared to $13,715 for the three months ended March 31, 2006 and $1,998 for the three months ended June 30, 2005. The increase in revenues from June 30, 2005 is due to an increase in oil prices and new wells put into production on the Company's Australian overrides. Total Operating Expenses were $300,017 for the three months ended June 30, 2006 compared to $156,018 for the quarter ended March 31, 2006 and $58,837 for the quarter ended June 30, 2005. The increase in operating expenses for the current quarter over the quarter ended March 31, 2006 is mostly attributable to the increase in personnel costs and promotion. The current quarter compared to the same period last year reports an increase of $241,180 in operating expenses. Personnel costs increased $150,417, professional fees increased $14,852, promotion and advertising expenses increased $66,093, and office and other expenses increased $2,069 in comparing the second quarter of 2006 to the second quarter of 2005. Of the $167,518 paid during the second quarter for personnel costs $153,959 was paid through the issuance of the Companies restricted common stock for these types of services, which led to the increase of $150,417 over the same period in 2005. Promotion and advertising costs paid during the second quarter totaled $90,837 of which $83,000 was paid through the issuance of the Companies restricted common stock for these types of services, which led to the increase of $66,093 over the same period in 2005. The Company had a net loss of $302,183 for the three months period ended June 30, 2006 compared to $64,568 for the same period ended June 30, 2005.

In comparing the six months figures for June 30, 2006 to June 30, 2005, oil and gas revenues increased from $4,301 in 2005 to $21,415 in 2006. Total Operating Expenses were $102,491 for the six months ended June 30, 2005 compared to $456,035 for the six months ended June 30, 2006. The Company had a net loss of $116,195 and $465,241 respectively in comparing the six months ended June 30, 2005 and June 30, 2006.


OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, the Company had no off-balance sheet arrangements.


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


                                        Australian-Canadian Oil Royalties Ltd.


Date:   August 8, 2006                  /S/  ROBERT KAMON
                                        ----------------------------------------
                                        By: Robert Kamon, Secretary and
                                        Principal Financial Officer