Form 10QSB
period 2006-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2006-11-20
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                         1301 Avenue M, Cisco, TX 76437
                         ------------------------------
              (Address of Principal Executive Offices and Zip Code

                                  254-442-2658
                                  ------------
               (Registrant's Telephone Number Including Area Code

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           There were 13,264,269 shares of common stock, No Par Value, outstanding as of September 30, 2006

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                      AUSTRALIAN-CANADIAN OIL ROYALTES LTD.

                                 BALANCE SHEETS

                                                                                   September        December
                                                                                      2006            2005
                                                                                  ------------    ------------
                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $     19,995    $      3,791
   Cash equivalents, restricted                                                             --       1,000,000
   Accounts receivable                                                                  15,354           8,729
                                                                                  ------------    ------------
       Total Current Assets                                                             35,349       1,012,520
                                                                                  ------------    ------------
PROPERTY AND EQUIPMENT
   Oil and gas properties - being amortized                                            122,009         122,009
   Oil and gas properties - not being amortized                                        994,058         844,668
   Office equipment and software                                                        18,421          18,421
   Accumulated depreciation and depletion                                              (60,278)        (50,398)
                                                                                  ------------    ------------
         Total Property and Equipment                                                1,074,210         934,700
                                                                                  ------------    ------------
OTHER ASSETS
   Investment in Cooper Basin Oil & Gas, Inc.                                            1,084           1,084
                                                                                  ------------    ------------
TOTAL ASSETS                                                                      $  1,110,643    $  1,948,304
                                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $     51,855    $     10,018
   Accrued liabilities                                                                  81,372           8,300
   Loans from officers                                                                 174,194         268,172
   Notes payable to bank                                                                    --       1,000,000
                                                                                  ------------    ------------
         Total Current Liabilities                                                     307,421       1,286,490
                                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares
         authorized; none outstanding                                                       --              --
  Common stock (50,000,000 shares authorized;
         no par value, 13,264,269 and 11,135,042 shares
         issued/outstanding repectively)                                             2,686,550       1,995,287
Additional paid in capital                                                             159,951         153,247
Accumulated deficit                                                                 (2,043,283)     (1,486,724)
Other comprehensive income:
   Foreign currency translation adjustment                                                   4               4
                                                                                  ------------    ------------
   Total Stockholders' Equity                                                          803,222         661,814
                                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,110,643    $  1,948,304
                                                                                  ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                           Three Months                    Nine Months
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------
OIL AND GAS REVENUES               $     12,262    $      9,146    $     33,677    $     13,447

COST OF SALES
   Production taxes                          --              --              17              38
   Lease operating expenses                  --              --          11,130           2,599
   Depletion                              1,447           1,525           5,274           3,784
                                   ------------    ------------    ------------    ------------
   GROSS PROFIT                          10,815           7,621          17,256           7,026
                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES
   Personnel costs                      (26,902)          9,021         194,323          50,649
   Professional Fees                     13,624           6,483          42,609          22,511
   Promotion and advertising            110,360          34,234         286,624          67,594
   Office expenses                        1,915           4,975          13,008          10,082
   Depreciation                           1,535           1,535           4,605           4,605
   Other                                    614           3,159          16,012           6,457
                                   ------------    ------------    ------------    ------------
        Total Operating Expenses        101,146          59,407         557,181         161,898
                                   ------------    ------------    ------------    ------------
OPERATING LOSS                          (90,331)        (51,786)       (539,925)       (154,872)

OTHER INCOME/EXPENSES
   Interest and dividends                 3,859           5,524          14,718          12,844
   Interest expense                      (1,955)        (12,735)        (23,491)        (32,243)
                                   ------------    ------------    ------------    ------------
NET LOSS BEFORE INCOME TAXES       $    (88,427)   $    (58,997)   $   (548,698)   $   (174,271)

   Australian income taxes                2,891           2,541           7,861           3,462
                                   ------------    ------------    ------------    ------------
NET LOSS                           $    (91,318)   $    (61,538)   $   (556,559)   $   (177,733)
                                   ============    ============    ============    ============
EARNINGS/(LOSS) PER SHARE:
   Basic and Diluted               $      (0.01)   $      (0.01)   $      (0.04)   $      (0.02)
                                   ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
        BASIC                        12,838,158      10,719,944      12,373,861      10,588,717
                                   ============    ============    ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                        STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                               Accumulated
                                                                 Additional                     Other Com-
                                                    Common         Paid In      Accumulated     prehensive
                                    Shares          Amount         Capital        Deficit         Income          Total
                                 ------------    ------------   ------------   ------------    ------------   ------------
BALANCES, December 31, 2005        11,135,042    $  1,995,287   $    153,247   $ (1,486,724)   $          4   $    661,814

Stock issued for:
   Services                           600,000         262,000                                                      262,000
   Oil and gas properties             100,000          45,000                                                       45,000
   Notes payable to directors         574,679         155,163                                                      155,163
   Private placement                  922,222         200,000                                                      200,000
   Director's fees                     30,000          29,100                                                       29,100
   Other contributed capital                                           2,400                                         2,400
Additional contributed capital                                         4,304                                         4,304
Shares returned                       (97,674)             --
Net loss                                                                           (556,559)                      (556,559)
                                 ------------    ------------   ------------   ------------    ------------   ------------
BALANCES, September 30, 2006       13,264,269    $  2,686,550   $    159,951   $ (2,043,283)   $          4   $    803,222
                                 ============    ============   ============   ============    ============   ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                             STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2006 and 2005

                                                                 2006            2005
                                                             ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net (loss)                                                $   (556,559)   $   (116,195)
   Adjustments to reconcile net loss to cash used in
      operating activites:
      Depreciation, depletion and amortization                      9,880           5,329
      Expenses contributed by officer                               6,704           1,600
      Stock issued for services                                   262,000          26,417
      Stock issued for director fees                               29,100
   Changes in operating assets and liabilites:
      Production receivable                                        (6,625)            484
      Prepaid expenses and other                                       --           2,285
      Accounts payable and accrued expenses                       114,909          17,996
                                                             ------------    ------------
   Net Cash Used in Operating Activities                         (140,591)        (62,084)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of oil and gas interests                          (104,390)       (404,080)
   Sale of oil ans gas interest                                        --         338,501
                                                             ------------    ------------
   Net Cash Used in Investing Activities                         (104,390)        (65,579)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to officers                         61,185         137,665
   Redemption of restricted certificates of deposit             1,000,000              --
   Reduction in bank notes                                     (1,000,000)             --
   Proceeds from private placement                                200,000              --
                                                             ------------    ------------
   Net cash provided by financing activities                      261,185         137,665
                                                             ------------    ------------
NET INCREASE IN CASH                                               16,204          10,002
              Cash, Beginning of Period                             3,791           9,803
                                                             ------------    ------------
CASH, END OF PERIOD                                          $     19,995    $     19,805
                                                             ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Income Taxes Paid
   Income taxes - Australian                                 $      7,862    $        274
                                                             ============    ============
   Interest expense                                          $     18,864    $     17,327
                                                             ============    ============
Non-Cash Transactions
   Stock issued for:
      Cost of oil and gas interests                          $    (45,000)   $         --
      Payment of notes to shareholder                            (155,163)        (41,100)
      Stock Issued for acquisition of oil and gas interest         45,000              --
      Stock Issued in payment of shareholder note                 155,163          41,100
                                                             ------------    ------------
                                                             $          0    $          0
                                                             ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2006

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 4: STOCK TRANSACTIONS

During the third quarter, the Company issued 30,000 restricted common shares to one of its directors for compensation for his services as director valued at $29,100. In August, the Company issued 222,222 restricted common shares for private placements of the Company's stock valued at $60,000. In September, the Company issued 400,000 restricted common shares to an unrelated person for public relations valued at a total of $104,000.

NOTE 5: RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10K-SB for the year ended December 31, 2005, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During the first three quarters of 2006, the Company paid $40,292 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for Australian rentals and seismic costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

The Company borrowed $10,000 from one of its Directors during the third quarter of 2006 to meet its operating expenses and its exploration obligations.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2005 and September 30, 2006 and 2005, for the respective periods then ended.

GENERAL DISCUSSION:

ACOR holds approximately 7,650,352 net working interest acres in the most prolific basins in Australia, located onshore in the Cooper/Eromanga Basin and offshore in the Gippsland Basin.

During the quarter ended September 30, 2006 twenty nine (29) wells were drilled in the Cooper/Eromanga Basin in Australia on concessions in which the Company holds overriding royalty interests. Of these wells drilled 19 were cased and suspended as future producers. As reported further in this report a number of wells are announced for drilling. Additional information about the Company and its activities are available at the Company's website www.aussieoil.com.

During the current quarter no new major activity was reported on concessions PEL 108 and 112, however, in light of the potential impact of the farmout arrangment made during the previous quarter where the Company is carried through the drilling of three wells is worthy of mentioning. Two large seismic structures were identified from the $1,100,000 seismic program conducted in 2005, structures C-23 & C-26, which cover a combined area of approximately 5,534 acres with excellent closure. The terms of the farmout arrangement provides that the two wells must be drilled by April 1, 2007 and another well by April 16, 2008 carrying the Company for its 13.832% interest through the drilling and completion costs on all three wells.

The Company continued the analysis of existing seismic and geological data and has begun to make inquiries for shooting a 3D program on concession VIC/P60 loacted within the Gippsland Basin. The Company is seeking to farm-out its working interest held VIC/P60 subject to acceptable terms and conditions where ACOR and its partners would receive cash and an override under the 339,770 acre concession. ACOR holds 25% of the working interest in this concession. At the time of filing this report ACOR has not entered into any farm-out agreement.

In January 2006 a 51 well drilling program was announced on ATP 299 over the next two years which was expanded to 70 during the quarter ended September 30, 2006. During the current quarter 29 wells were drilled of which 19 were completed as producers, three cased and suspended as water injectors and the remaining 7 were plugged and abandoned on ATP 299. The Company holds a 5.75% of 1% overriding royalty under the 441,600 acre ATP 299 concession. Revenue from these new wells is expected to be received by the Company during the fourth quarter of 2006 and first quarter of 2007. The increase in the Company's revenues discussed later in this report is primarily attributable to the increase in production from the Company's interest in ATP 299.

On concession PEL 115 the #2, #3 and #4 Mirage wells were drilled during the previous quarter and was completed as a producer and four more wells was announced to be drilled on this concession. During August 2006 the Mirage #2 & #3 wells were successfully stimulated with a frac resulting in production of 70 barrels of oil per day from both wells. The success of the frac may result in the stimulation of other wells in the Mirage/Ventura Lightning Murta Oil Fields which could have a positive impact on the Company's revenues. It is important to note that the Mirage #3 tested 324 barrels of oil per day. The Tomcat #1 is planned to be drilled on PEL 115 in late December 2006. The Company holds a 10% of 1% overriding royalty.

Up to five wells are to be drilled on PEL 111 during the next six months with the first well, Wirraway-1 to commence in December 2006. The Company holds a 10% of 1% overriding royalty in PEL 111.

On concession ATP 560 four wells in the Utopia Oil Field produced 5,249 barrels of oil for the current quarter. The operator has reported plans to conduct a 3D seismic program to look for additional drilling locations for future development.

Subsequent to the end of the quarter the Company entered into a joint venture agreement to operate, shoot new seismic and drill one well on ATP 582 . ATP 582 is a 6,716,000 acre oil and gas concession with one notable prospect covering approximately 3,800 acres. This concession is located in the Cooper/Eromanga Basin. The Company will have a 50% carried working interest through the seismic program and the drilling of the first well.

During September 2006 the Company entered into an agreement with Crescent Fund LLC to provide capital funding services including serving as an investment banking liaison, and acting as capital consultant for a six month period. The consideration paid to Crescent was 400,000 shares of restricted common stock valued at $104,000 plus they are to receive 7% of any funds raised.

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

In addition, the Company may also satisfy its future capital requirements by selling its common stock. Should the Company become unable to reach satisfactory farm-out arrangements or obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

The principal assets of ACOR are oil and gas properties, reported at $1,116,067 on September 30, 2006, which were up $149,390 compared to December 31, 2005. This increase was attributed to the acquisition of an additional overriding royalty of 2.5% of 1% under VIC/P45 for $45,000, which was paid through the issuance of 100,000 restricted common shares. In addition the Company had expenditures of $48,550 for its 2% WI cash requirement for drilling on PEL 100 plus the balance of seismic expenditures of $3,600 on PEL 112 and $2,900 in rentals on PEL's 108, 109 & 112.

The Total Current Assets decreased from December 31, 2005 to September 30, 2006 from $1,012,520 to $35,349. The Company's Total Current Assets as of September 30, 2005, was $1,033,222 with Total Current Liabilities of $1,270,535, giving a liquidity ratio of .81 to 1. The Company's Total Current Assets as of September 30, 2006, was $35,349 with Total Current Liabilities of $307,421, giving a liquidity ratio of .11 to 1. The Company's cash position was $1,028,268 on September 30, 2005 compared to $1,003,791 and $19,995 on December 31, 2005 and September 30, 2006 respectively. The Company continues to have no long-term debt. The reduction in current assets is directly related to due to a elimination of its $1,000,000 restricted cash deposit, which occurred subsequent to the end of the fiscal year.

The Company's total assets on September 30, 2006 were $1,110,643 compared to $1,948,304 on December 31, 2005 and $1,954,090 on September 30, 2005. The
decline in assets is directly related the elimination of the $1,000,000 restricted cash deposit, which occurred during the quarter ended March 31, 2006.

The account payables of the Company on September 30, 2006 total $51,855 of which approximately $49,000 is allocated to shares to be issued for services. The accured liabilities of the Company on September 30, 2006 were $81,372 being director fees and interest payable on notes to directors of the Company.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing September 30, 2006 to December 31, 2005, September 30, 2005 being $803,222, $661,814 and $683,555 respectively.
This increased is related to the an increase of $149,390 in oil and gas properties.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company. During the quarter ended September 30, 2006 the Company sold 111,111 restricted common shares of the Company for $30,000 to an accredited investor and 111,111 restricted common shares to the Company's president for $30,000. The Company borrowed $10,000 from one of its Directors during the quarter ended September 30, 2006. The Company may be required to sell additional restricted shares or borrow from its directors to fund the operations of the Company.

The Company also issued 30,000 restricted shares during the quarter ended September 30, 2006 for services provided by a director of the Company with a reported value at the time of issuance of $29,100.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended September 30, 2006 begin to reflect the 2005 and first quarter 2006 drilling activity on its Australian interests. Oil and gas revenues for the three months ended September 30, 2006 was $12,262 and $33,677 in revenues were received for the first nine months ended September 30, 2006 all of which was from its Australian oil interests. Oil and gas revenues for the three months ended September 30, 2005 were $9,146 and for the nine months reported revenues of $13,447 reflecting a dramatic improvement. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115.

Total Operating Expenses were $101,146 for the three months ended September 30, 2006 compared to $59,407 for the quarter ended September 30, 2005. The principal reason for the increase is due to promotion and advertising cost increased due to the shares issued to Crescent Fund which represented $104,000 out of the $110,360 reported during the current quarter. Personnel costs were adjusted by $26,902 during the current quarter due to the Company's lower stock price as of September 30, 2006 because of the contract for services was based on an estimated stock value for shares to be issued for administrative services.

Total Operating Expenses were $557,181 for the nine months ended September 30, 2006 compared to $161,898 for the nine months ended September 30, 2005. The principal reason for the increase is due to promotion and advertising cost increased due to the shares issued to Crescent Fund representing $104,000 and other services provided for stock valued at $83,000. Personnel costs increased due to the value of the shares to be issued for administrative services.

The Company's operating loss was $90,331 for the quarter ended September 30, 2006 compared to an operating loss of $51,786 for the same period in 2005. The Companys operating loss was $539,925 for the nine months ended September 30, 2006 compared to an operating loss of $154,872 for the same period in 2005 As stated above, the increase in expenditures of personnel and promotion and advertising caused operating losses to increase.

The Company had interest income of $3,859 compared to $5,524 for the quarters ended September 30, 2006 and 2005 respectively. The Company had interest income of $14,718 compared to $12,844 for the nine months ended September 30, 2006 and 2005 respectively. The Company also incurred interest expense of $1,955 during the quarter ended September 30, 2006 compared to $12,735 for the quarter ended September 30, 2005. The Company also incurred interest expense of $23,491 during the nine months ended September 30, 2006 compared to $32,243 for the nine months ended September 30, 2005. Of the $23,491 interest paid by the Company during the nine months ended September 30, 2006, $4,626 was paid to directors on loans.

The net loss for the three months ended September 30, 2006 was $91,318 compared to a net loss of $61,538 for the quarter ended September 30, 2005. The net loss for the nine months ended September 30, 2006 was $556,559 compared to a net loss of $181,195 for the nine months ended September 30, 2005. The increase in net losses is attributable an increase in personnel, promotion and advertising as described more fully above.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, the Company had no off-balance sheet arrangements.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) The Management of Australian-Canadian Oil Royalties Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2006, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 31.1 -- Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 -- Certification of Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 -- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Reports on Form 8-K -- Note

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Australian-Canadian Oil Royalties Ltd.

Date: November 17, 2006
                                         /s/ ROBERT KAMON
                                         ---------------------------------------
                                         Robert Kamon, Secretary


                                         /s/ BERNARD LIPTON
                                         ---------------------------------------
                                         Bernard Lipton, Chief Financial Officer