Form 10KSB
period 2006-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2007-04-16
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

                         Commission File Number: 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


  BRITISH COLUMBIA, CANADA                                      75-2712845
--------------------------------                            -------------------
(State or other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)

                                   PO Box 1629
                         1301 AVE. M, CISCO, TEXAS 76437
                    ---------------------------------------
                    (Address of Principal Executive Offices)

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

Indicate by check mark whether the  registrant  is a shell  company
(as defined in Rule12b-2 of the Exchange  Act).             Yes [   ]  No [X]

State issuer's revenues for its most recent fiscal year
(ending December 31, 2006):                                       $42,145.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
March 30, 2007 was $2,133,258.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 12, 2006 (the last practicable date): Class: Common Stock, no par value - Outstanding as of April 12, 2007 was 13,521,912. The Company's OTC Bulletin Board Symbol is "AUCAF".

1
FORWARD LOOKING STATEMENTS

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

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. The business of ACOR during 2006 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

ACOR management announced a new company website located at WWW.AUSSIEOIL.COM in January, 2006.

CURRENT BUSINESS OPERATIONS

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2006 was $US 69.50.

While revenues for the Company in 2006 are insignificant the foundation has been made for greater potential sources of revenue from its investments in Australia. Of particular importance the Company is the farm-out agreement entered into with Holloman Corporation on three (3) South Australian oil and gas concessions known as PEL 108, 109 and 112. Two drilling locations were staked on PEL 112 during the later part of 2005, one on seismic structure C-26 covering 3,459 acres and the other on seismic structure C-23 which covers 2,075 acres. A discovery on either of these two large seismic structures could have a dramatic affect on the Company's revenues. For example the Worrior wells on PEL 93 adjoins our PEL 112 to the east has three wells producing around $100,000,000 per year of oil runs. There is no assurance that the structures on our concession PEL 112 will be drilled and if drilled would be competed as economic producers. Holloman plans to drill three wells during the spring/summer of 2007 with the Company having a 13.8325% carried working interest in the first three wells. The Company also holds a 0.83% of 1% Overriding Royalty Interest in PEL's 108, 109 and 112.

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

On the Company's overriding royalties in Australia there were a total of 32 wells drilled in the Cooper/Eromanga Basin and 1 well drilled in the Bass Strait of the Gippsland Basin resulting in 27 producers, and 5 dry holes for the year ended December 31, 2006. For further information see Item 2 Description of Property.


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

NATIVE TITLE

The Company has cleared Native Title on PEL 108, PEL 109 and PEL 112 since the former Annual Report and is pursing title on ATP 582.

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

SOUTH AUSTRALIA NATIVE TITLE STATUS:

The Native Title issue in South Australia was resolved during the first quarter of 2003. The successful negotiation, between Industry, Government, and a number of native tribes of Australia, covered areas leased under the Primary Industries and Resources, South Australia (PIRSA) Cooper-Eromanga Basins Exploration Opportunities Acreage Release, 1998, (also known as the "CO-98 Release"). The success of this negotiation was paramount in the completion of all future negotiations within South Australia. A well was drilled on PEL 100, which was drilled to 8,000 feet and was a dry hole during the fiscal year ended December 31, 2005. The area has a number of other structures, which could be drilled.

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

FOREIGN CURRENCY

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on April 12, 2007 was $1.00 Australian = $0.83 United States.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

During 2005 the Company began an aggressive program with its partners on Australian concessions PEL 108 and 112 located in South Australia by engaging a Geophysicist and a fifty member team to conduct a 190 kilometer 2D seismic survey and $1,900,000 worth of seismic data was also reviewed on PEL 108 and
112. ACOR entered into a farm-out agreement with Holloman Corporation where Holloman would commit to drill three (3) wells with the Company receiving a 13.825% carried working interest through both the drilling and completion in these three wells. For additional information see Description of Properties - Cooper/Eromanga Basin - PEL 108, 109 & 112 on page 11.

PERSONNEL

The Company has three employees and hires part time people on an as needed basis. The Company also engages consultants and professionals when needed for specific projects and/or tasks.


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

CARRIED WORKING INTEREST - where working interest is paid is paid by a third party through is the drilling phase or both the drilling and completion of a well. After the carried portion of the well has been satisfied then the carried working interest holder is responsible for its share of expenditures.

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

We have received a going concern opinion from our independent auditors report accompanying our December 31, 2006 and December 31, 2005 financial statements. The independent auditor's report accompanying our December 31, 2006 and 2005 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or general positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that covers parts of Queensland and South Australia. These Company's overriding royalties total 508,685 net royalty acres under 15,440,116 gross surface acres in fifteen concessions. In addition the Company also owns 2,638 net royalty acres under 553,430 gross acres in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia. See Table of Overriding Royalty Interests on page 9 for ownership and size of each concession.

The Eromanga Basin encompasses the southwestern portion of the State of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin.

The Cooper Basin is located in the northeast part of the State of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of one billion barrels of oil equivalent and is making approximately $A930,000,000 worth of oil, gas and associated hydrocarbons per year (equivalent to about $771 million in U. S. dollars).

On the 15,993,546 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

ACOR is currently receiving revenues from four of its overriding royalty interests - ATP 267, ATP 299, ATP 560 and PEL 115. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline gas began to be marketed in August 1999, but the pipeline reduced the gas price and the well was shut in.

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

                   NON-PRODUCING OVERRIDING ROYALTY INTERESTS

                                                    PERCENTAGE
                                                     OF 1% OF      NET
    AREA         CONCESSION                GROSS      GROSS      ROYALTY
                   HOLDER                  ACRES    PRODUCTION    ACRES   BLOCKS
--------------------------------------------------------------------------------
BASS STRAIT OF GIPPSLAND BASIN
  VIC/P45        Apache Energy Ltd.        214,896      7.50%     1,284     12
  VIC/P53        Cue Petroleum             182,858      5.00%       731     11
  VIC/P54        Apache Energy Ltd.        155,676      5.00%       623     11
                                         ---------               ------
                 TOTAL                     553,430                2,638

COOPER-EROMANGA BASIN
   PEL 86        Victoria Petroleum      1,066,000     10.00%     8,528     56
   PEL 87        Victoria Petroleum      1,066,000     10.00%     8,528     56
   PEL 88        Cooper Energy           1,230,000     30.00%    29,520     64
   PEL 89        Victoria Petroleum      1,208,000     10.00%     9,664     66
   PEL 111       Victoria Petroleum        292,819     10.00%     2,343     56
   ATP 544       Australian Petroleum
                 Industries Pty. Ltd.      901,600      8.08%     5,828     49
   ATP 550       Discovery Geo
                 (Australia) Corp.         276,000     25.00%     5,520     15
   ATP 582       Cooper-Eromanga Oil     6,716,000     67.10%   360,515    365
   ATP 616       Sundance Resources        147,200    333.33%    39,253      8
                                         ---------              -------
                 TOTAL                  12,903,619              469,699


                     PRODUCING OVERRIDING ROYALTY INTERESTS

                                                    PERCENTAGE
    AREA                                             OF 1% OF      NET
   & # OF        CONCESSION                GROSS      GROSS      ROYALTY
   WELLS           HOLDER                  ACRES    PRODUCTION    ACRES   BLOCKS
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
    PEL 115
      8 Wells    Victoria Petroleum        273,297     10.00%     2,186     56
  ATP 267
     23 Wells    Santos                    220,800     17.15%     3,029     12
  ATP 299
    93 Wells     Santos                    441,600      5.75%     2,031     24
  ATP 543        Vernon E. Faulconer
    1 Well       Australia, Inc.           956,800     25.00%    19,136     52
  ATP 560        First Sourceenergy
    3 Wells      Group Inc.                625,600     25.00%    12,512     34
  Patchawarra
     SW          Santos                     18,400      6.25%        92      1
                                         ---------               ------
                 TOTAL                   2,536,497               38,986

                            WORKING INTEREST HOLDINGS

                                                  PERCENTAGE
                                                      OF
    AREA         CONCESSION             GROSS      WORKING       NET
                   HOLDER               ACRES      INTEREST    WI ACRES  BLOCKS
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
  ATP 582        ACOR                 6,716,000    100.00%    6,716,000    365
  PEL 100        Cooper Energy          145,659      2.00%        2,913      8
  PEL 108        ACOR/Sakhai            506,811     41.50%      210,327     28
  PEL 109        ACOR/Sakhai            372,633     41.50%      154,643     20
  PEL 112        ACOR/Sakhai            818,904     41.50%      339,845     45
                                     ----------              ----------
                 TOTAL                8,560,007               7,423,728

BASS STRAIT OF GIPPSLAND BASIN
  VIC/P60        ACOR/Sakai/Holloman    339,769     25.00%*      84,942     24


     * Subsequent to the end of the fiscal year ended December 31 2006, the Company sold its 25% working interest for $152,896 in cash and retained an overriding royalty interest of 2.125%. The purchaser is obligated to pay for its share of a $2,000,000 3D seismic program to be concluded prior to October 29, 2007.

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

Over the past 16 months, intensive work on the Longtom field has resulted in two milestone achievements: the signing of a gas sales agreement with Santos in December 2005 and the recent successful completion and production testing of the Longtom-3 appraisal well.

Under the terms of the gas sales agreement, Santos has agreed to process up to 450PJ of raw gas from the Longtom field through its existing Patricia Baleen facilities near Orbost in Victoria. Santos has further agreed to purchase the first 350PJ of the sales quality gas produced at defined prices. The agreement is conditional on the successful completion of the Longtom-3 appraisal well (now achieved) and meeting a number of project milestones.

On July 12, The Longtom-3 well spudded, the well is estimated to cost approximately $US35,0000,000 to drill and complete. The Longtom-3 well will be complex and will cost approximately $35 million to drill and complete, roughly double the average cost of a Bass Strait (Gippsland Basin) well. The Longtom-3 well was designed to test key uncertainties surrounding the commerciality of the resource following the successful drilling and testing of the Longtom-2 well in November 2004. Longtom-3 confirmed that sands in the Longtom field are stratigraphically connected between the wells and are not stratigraphically isolated sand bodies, which was the operator's downside resource scenario. From deepest to shallowest, the gas bearing reservoir units in the Longtom field is named the 100, 200, 300, 400 and 500 sands (refer Longtom-3 PH/ST1/H). The reservoirs appear to be connected to a series of vertically separate, but laterally connected, common aquifers.

The Longtom-3 well clearly demonstrated that wells can be drilled in the field that will enable the production of gas at commercial rates. Two production tests were conducted on the well:

         The first test produced gas from the 400 sand at a creditable 23MMscf/d. The results from this test confirm the flow potential of the 400 sand reservoir in the Longtom field, addressing a major concern leading up to the drilling of the Longtom-3 well. A flow was not achieved in the second test of Longtom-2 (conducted over the 400 sand). Nexus has interpreted this test as having failed due to down-hole mechanical problems.

         The second test, over the 100, 200 and 300 sand intervals in the horizontal hole section exceeded expectations producing an estimated 77MMcf/d when bypassing the test separator and 59MMcf/d when fl owing through the test separator (the separator's flow capacity). Sampling during the test recorded expected levels of carbon dioxide (less than 1%) and less than one part per million hydrogen sulphide.

In addition the second test indicated that the condensate yield is higher in the 100 sands than in the sands above it, which will provide an economic boost to the project.


VIC/P60

VIC/P60 is an offshore concession covering 339,769 gross acres under which the Company holds a 25% working interest. In April 2005, the Company hired a geophysicist, Roy Whiting, to study the data on VIC/P60. Through Mr. Whiting study through most of 2006 he identified six (6) structures, of which one of the six (6) structures, the A-1 Prospect lies in 100-200 meters of shallow water. The A-1 prospect is approximately 4.97 miles long and 1.24 miles wide with a seismic bright spot anomaly rated good to excellent. The seismic bright spot is 108' thick and 820' horizontal by 20,500' perpendicular wide behind a fault on the flank of the anticline. He has traced the beds to the nearest oil and gas fields after processing 5,000 +/- seismic lines. Subsequent to the end of the fiscal year ended December 31 2006, the Company sold its 25% working interest for $152,896 in cash and retained an overriding royalty interest of 2.125%. The purchaser is obligated to pay for its share of a $2,000,000 3D seismic program to be concluded prior to October 29, 2007.

COOPER/EROMANGA BASIN - SOUTH AUSTRALIA

PEL 115

This permit covers 273,297 gross acres under which ACOR holds an overriding royalty interest of 10% of 1% of gross production. PEL 115, is located in the prolific Cooper/Eromanga Basin in South Australia. The Mirage-1 well completed in July 2005 initially flowed clean oil at rate of 372 barrels of oil per day on a 1/2 inch choke. Mirage-1 is currently producing on optimized beam pump operation at a rate of 260 barrels of oil per day following the initial "clean up" production rate of 372 barrels per day over the perforated 52 foot interval from 4330 feet to 4481 feet. Production rates on pump of up to 480 barrels of oil per day have been achieved during 2006.

The interpreted recoverable oil reserve for the Mirage Oil Field based on 2D seismic geophysical mapping is in a range from a mean of 1.3 million barrels up to a maximum of 3.6 million barrels. The interpretation of the 3D data set suggest that Mirage-1 could be part of a larger feature covering approximately 20 square kilometers that includes the Lightning and Jindivik prospects, 3.10 miles to the north-east. Such an area has the potential of containing up to 23 million barrels of oil in place, subject to the presence of suitable Murta sand reservoir.

During 2006 three wells were drilled resulting in three successful oil producers, Mirage-2, 3 and 4, were drilled on the Mirage Oil Field which were all brought into production in late 2006.

PEL 108, 109 & 112

On June 21, 2006, ACOR signed a farm-out agreement with Holloman Corporation of Odessa, Texas for the oil & gas exploration of ACOR's PELs 108, 109, & 112, located in South Australia in the prolific Cooper/Eromanga Basin. ACOR retained a 13.8325% carried working interest through the drilling and completion of the first 3 wells under PELs 108, 109, & 112.

Holloman Corporation became the new Operator. Holloman Corp. has agreed to drill and complete 3 wells to earn 66.667% working interest in all 3 areas. Holloman Corp. will carry ACOR for 13.8325% in the first three wells. After the third well, ACOR will pay its part of any future exploration performed on the 3 areas, subject to the terms of the Joint Operating Agreement. Drilling of the first two wells is planned for the spring/summer of 2007 on PEL 112 subject to rig availability.


PEL 112 & 108 covers approximately 1,325,715 gross acres, and has never been drilled (no dry holes). ACOR and partners completed a new seismic survey on PELs 112 and 108 at a cost of approximately $1,100,000 in 2005. The new seismic survey has discovered two large seismograph highs as well as twenty-four (24) smaller ones. The two large seismograph highs are called C-23 & C-26, which cover a combined area of approx. 5,534 acres with excellent closure. These two structures are the first targets for drilling by Holloman.


PEL 88

ACOR owns a 3/10ths of 1% overriding royalty interest under PEL 88, which covers 1,230,000 gross acres. In April 2005, the operator announced the drilling of the Kitson-1 an exploration well, which had the potential of undiscovered mean reserves of 5 million barrels of oil. The Kitson-1 was drilled to a projected total depth of 2,205 meters and was expected to cost $1.8 million. The well was not successful in finding commercial quantities of hydrocarbons and was plugged and abandoned. In February 2006, the operator spudded Geordie well on PEL 88. This exploration well failed to encounter commercial hydrocarbons and was plugged and abandoned.

PEL 100

During December 2005 it was reported the Fairbridge-1 on PEL 100 was expected to spud prior to December 31, 2005 however the Fairbridge-1 well was drilled on the northern crest of the structure and was cased as a producer during the early 2006. ACOR holds a 2% working interest in the Fairbridge-1, which is the first well of Cooper Energy's 2006 drilling program. The Fairbridge prospect is a robust four-way dip closed structure with two crests that lies outboard from the Keleary and Telopea oil fields. There are four potential reservoir horizons - Birkhead, Hutton, Poolowanna and Tinchoo.

The operator drilled two exploration wells in PEL 100 in 2006. The Fairbridge 1 well had encouraging oil and gas shows in the Birkhead and Poolowanna formations but was plugged and abandoned after cased-hole production testing demonstrated the reservoirs were unproductive. The Strickland Bay-1 was also plugged and abandoned.


COOPER/EROMANGA BASIN - QUEENSLAND


ATP 299

ACOR owns a .0575% of 1% ORRI under ATP-299 and its Petroleum Licenses which covers 441,600 gross acres and currently has 93 completed wells under which ACOR receives overriding royalties. During January 2006 the operator of ATP-299 began a large drilling program on ACOR's overriding royalty interest. The drilling program consisted of development wells and appraisal wells to near field exploration (NFE) wells. The initial drilling commenced with appraisal and development wells at the Mulberry Field and move on to NFE targets and other producing oil fields along the Endeavour-Mulberry-Talgeberry trend in the Tintaburra Block. During March 2006 it was announced that the drilling program on ATP-299 was the largest program of continuous oil drilling ever undertaken in the south/west part of Queensland section of the Cooper/Eromanga Basin. On March 7, 2006, the operator reported that the Mulberry-6 was successful in increasing the boundaries of the Mulberry Oil Field and was cased as a Birkhead Oil Producer. The well encountered good oil shows in the Birkhead Formation.

The Tintaburra Block is reported to contain approximately 84 million barrels of proved plus probable oil in place. The 2006 program included the development of the Mulberry Field, which could potentially recover an additional 20 million barrels of oil from the Block. The groundwork for this program has been laid since 2002 with an ongoing investment in reservoir studies and 3D seismic surveys, followed by the new field discovery at Mulberry in early 2004, and successful development drilling at that field in April 2005.

Twenty-three (23) were drilled in the Tintaburra Block in 2006. Of the twenty-three (23), there were three (3) Plugged & Abandoned. Initial production rates from these wells average 200 barrels of oil per day. Production is expected to increase as more of the successful wells are brought on-line and as the wells receive pressure support from the nearby water injection wells.

The program so far has been the most successful onshore oil-drilling program undertaken in Australia with a success rate for drilling in the mid Birkhead reservoir unit at 80 acre spacing continues at in excess of 80%.

ATP 267

An eleven well exploration, appraisal and development drilling campaign was announced in December 2006. The 2006 drilling campaign was designed to appraise the Birkhead oil pool discovered in the Muthero-3 well. The Muthero-3 appraisal well was brought into production at the end of February 2006, free-flowing at around 525 barrels of oil per day, ceased continuous free-flow in mid-April when the water cut reached 20% of production from the well. The well is currently being flowed intermittently while surface facilities are being upgraded and a jet pump installed. The Winna-4 was also brought on line in February 2006, which was initially flowing at around 55 barrels of oil per day.

An application has been made for a Petroleum Lease over the area of the Currambar-1 oil discovery, which was drilled in January 2006 in ATP 267P. The well is awaiting installation of surface facilities before being placed on production. The Nockatunga joint venture is planning to undertake a multi-well appraisal and development drilling campaign, which will include further drilling on the Muthero oil field to appraise the Birkhead oil pool discovered in the Muthero-3 well. Santos is operator of the Nockatunga oil fields.

On December 31st 2006, the Dilkera North-1 exploration well was spudded and reached a total depth of 4,717 feet subsequent to year-end. The drill stem test (" DST") 1 over the interval 3448-3477 feet in the Murta Member recovered 31 barrels of oil. The well was cased and suspended as a future oil producer in 2007.

ATP 560

ATP 560 covers 625,600 acres under which the Company holds a 25% of 1% override. The Utopia Oil Field is situated in ATP 560P in the Eromanga Basin in southwest Queensland, approximately 150 km north east of the Jackson Oilfield and 50 km south of the Kenmore Oilfield. During the year, the Joint Venture produced 18,846 barrels (bbls) of light crude oil from the Utopia Oil Pool. Production came from Utopia 1, Utopia 2, Utopia 3, and Utopia 6 wells. Utopia 4 was shut in, and Utopia 5 was plugged and abandoned. The Joint Venture is considering numerous options to accelerate production from the field. The Utopia field is a broad low-relief structure, with a maximum relief of approximately 10 m. The field produces from the Early Cretaceous Murta Formation and is the largest known Murta pool in the Queensland Eromanga Basin. The oil pool is at an approximate depth of 1020 m. The most recent technical review of Utopia undertaken in June 2004 determined the field may contain up to 2.86 million barrels of recoverable oil.

ATP 582

On March 30, 2006 ACOR began work on the geological studies on ACOR's ATP-582. ATP-582 is located in Queensland Australia in the prolific Cooper/Eromanga Basin. The permit area covers approximately 6,716,000 gross acres. The Southern zone of ATP-582 is currently the best part of the area of the concession for oil & gas exploration. Besides being up dip of the approximately $1 billion dollar annual production from the Santos-Exxon producing block, it is along strike with many new discovery wells that have sustained daily production of 1,000 - 3,000 barrels of oil per day. ACOR management has currently identified two prospects on ATP-582 from the 850 miles seismic data, owned by ACOR. Two prospects have been identified:

         The Samphire prospect covers approximately 3,800 acres and exhibits approximately 110 feet of closure. It is possible that a good potential exists for a 10-15 million barrel field, with a possible potential of approximately 40 million barrels.


         The Samphire West, which covers around 4,700 acres. If the Samphire prospect proves to be productive, a number of additional field discoveries may result from leads in the Southern part of ATP-582. Both prospects are a series of sandstone (clastic) reservoirs of pinch-outs and structural traps that have formed on the flank of the local high.


On September 26th, 2006 entered into a Joint Venture arrangement where the partner will operate the concession and plans to shoot new a seismic grid survey over the leads identified by ACOR management from old seismic data to confirm good drillable targets with plans to drill a well. ACOR will be carried for 50% WI in the 1st well drilled under ATP-582. DOMESTIC - KENTUCKY

The Company entered into an Agreement with Resource and Energy Technologies Company for the drilling and development of oil and gas in the Park City Field Prospect in Edmonson County, Kentucky. The field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee.


ACOR has a 1/8th Working Interest in this initial 50-well development program. A total of 54 wells have been drilled and paid for in Edmonson County, Kentucky. During 2006 ACOR held a number of meetings with potential partners to join in the building of the gathering system and gas plant. All of the wells in the Park City Gas Field are shut-in awaiting the construction of both the gathering system and gas plant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fiscal year ended December 31, 2006, no matters were submitted to the Company's stockholders for approval, other than the election of directors and ratify the selection of auditor at the annual meeting held December 21, 2006.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET FOR COMMON EQUITY

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2006 and 2005, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                                    2005                        2006
                            ---------------------      ----------------------
                             HIGH           LOW          HIGH           LOW
                            ------        -------       ------        -------
         1st Quarter         $3.70         $0.50         $1.75         $0.27
         2nd Quarter          2.90          0.42          1.87          0.80
         3rd Quarter          1.00          0.47          1.05          0.25
         4th Quarter          0.62          0.20          0.41          0.27


The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2006 was 325 of record, which does not include stockholders whose shares are held in street or nominee names. We have no outstanding warrants to purchase our securities. There are outstanding options in the amounts of 50,000 shares at $1.25; 50,000 shares at $1.50; and 50,000 shares at $1.75 for a period of two years from August 27, 2005 to Wildstein Advisory Services.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2006, the Company issued 900,000 unregistered shares in a private placement of its common stock for $200,000 to accredited investors. Also during the year the Company issued 600,000 shares for promotional consultants for a value of $262,000. The Company acquired an oil and gas override for 100,000 shares of restricted common stock valued at $45,000.

Notes payable to directors of $155,163 was converted to restricted common stock of 574,679 shares. Director's fees of 30,000 shares were issued during the year ended December 31, 2006 with a value of $29,100.

SHARES ELIGIBLE FOR FUTURE SALE

On April 12, 2006 the Company had 13,521,912 common shares issued and outstanding, of which the Company believes it has approximately 3,500,000 shares that can be sold pursuant to Rule 144 under the Securities Act of which approximately 1,250,000 shares is held by officers and directors.

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

GENERAL DISCUSSION:

ACOR's 2006 fiscal year was its most active year since it was founded in 1997. On the Company's overriding royalties in Australia there were a total of 32 wells drilled in the Cooper/Eromanga Basin and 1 well drilled in the Bass Strait of the Gippsland Basin resulting in 27 producers, and 5 dry holes for the year ended December 31, 2006.

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

The 190 miles of seismic conducted on PEL 108 and 112 in 2005 was very significant to the Company and appears to have yielded drillable prospects that could have a dramatic impact on the Company's future earnings. During 2006 the entered into a farm-out agreement with Holloman Corporation on three (3) South Australian oil and gas concessions known as PEL 108, 109 and 112. Two drilling locations were staked on PEL 112 during the later part of 2005, one on seismic structure C-26 covering 3,459 acres and the other on seismic structure C-23 which covers 2,075 acres. A discovery on either of these two large seismic structures could have a dramatic affect on the Company's revenues. For example the Worrior wells on PEL 93 adjoins our PEL 112 to the east has three wells producing around $100,000,000 per year of oil runs. There is no assurance that the structures on our concession PEL 112 will be drilled and if drilled would be competed as economic producers. Holloman plans to drill three wells during the spring/summer of 2007 with the Company having a 13.8325% carried working interest in these three wells.

The increase of the price of oil stabilizing in the $60.00 per barrel range has caused the operators to become more aggressive with their drilling programs. For example Santos, the operator of 299, has announced a 70 well program for 2007 under which ACOR holds a 5.75% of 1% overriding royalty. The Company's revenues have already been affected by the large amount of new drilling on ATP 299 are noted in the Company's revenues which is mostly attributable to oil produced from ATP 299.

VIC/P60 is a 339,769 acre concession, which is located in the Bass Strait of the Gippsland Basin positioned between southern Victoria and Tasmania. The Bass Strait is a world-class petroleum province as more than 4 billion barrels of oil/condensate and 12 TCF gas reserves have been discovered in the Basin since exploration began in 1964, with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas. VIC/P60 is adjacent to giant producing fields and an expanding gas market. Proven petroleum exists with a variety of untested play types, which include potential in deeper stratigraphic levels. Seismic reinterpretation is currently in progress with plans to conduct a $AU2,000,000 seismic program in 2007. Subsequent to the end of the fiscal year ended December 31 2006, the Company sold its 25% working interest for $152,896 in cash and retained an overriding royalty interest of 2.125%. The purchaser is obligated to pay for its share of a $2,000,000 3D seismic program to be concluded prior to October 29, 2007.

ACOR has overriding royalty interests under 15,440,116 gross surface acres in the Cooper/Eromanga and Bass Strait of the Gippsland Basin plus has working interest under 553,430 gross surface acres. For additional information regarding these concessions including those mentioned above in this section see Item 2 Description of Property on page 8.

ACOR's management is optimistic about the future drilling planned on its Australian interests, especially for the next couple of years.

On May 7-10th of 2006, ACOR management attended the 46th APPEA annual oil & gas conference at the new Convention & Exhibition Center on the Gold Coast, Queensland. This event represents the largest annual gathering of the upstream oil and gas industry with over 1100 participants expected to attend. ACOR met with several investors indicating interest in exploring for oil & gas on ACOR's assets. The final result of those meetings has lead to the agreement of two separate transactions with two separate oil companies agreeing to explore for oil & gas on approximately 8,414,348 gross acres and spend approximately $6,500,000 in onshore exploration on ACOR's assets located in South Australia and Queensland, in the prolific Cooper/Eromanga Basin

ACOR management announced a new company website during the year which is located at WWW.AUSSIEOIL.COM.

RESULTS OF OPERATION

The Company's oil and gas revenues almost doubled when comparing 2005 to 2006. In 2005 the revenues were $21,151 compared to $42,145 in 2006. The new wells brought on line in 2005 coupled with the new drilling in 2006 increased the Company's revenues in Australia on its overriding royalties primarily concessions ATP 299 and ATP 267. It is normal to have 3 to 6 month delay for Australian entities to distribute production revenues. Additional drilling occurred during the later part of 2006, which provides the opportunity for greater sources of revenue from its investments in Australia. Of particular importance the Company has staked two drilling locations on PEL 112, one on seismic structure C-26 covering 3,459 acres and the other on seismic structure C-23 which covers 2,075 acres. These two drilling locations are planned for drilling during the spring/summer of 2007. A discovery on either of these two large seismic structures could have a dramatic affect on the Company's revenues. For example the Worrior wells on PEL 93 adjoining our PEL 112 to the east has three wells producing around $100,000,000 per year of oil runs. There is no assurance that the structures on our concession PEL 112 will be drilled and if drilled would be competed as economic producers.

The categories of Personnel Costs, Professional fees and Promotion and advertising reported expenditures of $563,134 for 2005 compared to $436,221 for 2006. Of the $563,134 the Company paid $402,715 through the issuance of unregistered common stock in 2005 and of the $436,221 the Company paid $262,000 through the issuance of unregistered common stock in 2006. The unregistered shares were issued for those services based on the close stock price at the time of issuance without any discount for their lack of liquidity.

The other categories of expenditures for 2005 are not significant. However there was a dramatic increase in this category for 2006($177,046), which mainly comprises of $145,500 for director fees, 14,500 for travel and $5,500 for postage.

Other income for the Company includes interest earned in 2006 of $10,645 compared to $19.223 for 2005. This decrease in interest income is due to not renewing the $1,000,000 certificate of deposit.

The net loss for the year ended December 31, 2005 was $614,874 compared to a net loss of $620,354 for the year ended December 31, 2006. Per share losses were $0.05 per share for the year ended 2006 compared to $0.06 per share for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2005 were $1,012,520 compared to $14,181 on December 31, 2006. A large portion of the $1,012,520 in current assets is $1,000,000 in certificates of deposit, which are restricted as to use. The $1,000,000 note payable to bank and a certificate of deposit were not renewed in 2006. The Total Current Liabilities as of December 31, 2006 were $345,769 placing the Company's liquidity ratio of current assets to current liabilities at .04 to 1. Cash on hand as of December 31, 2005 was $3,791 as compared to $2956 on hand as of December 31, 2006.

The Company plans to meet its operating expenditures from a private placement of its restricted common stock. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company decreased from $1,948,304 on December 31, 2005 to $1,085,996 on December 31, 2006, a decrease of $862,308 representing a 44% decrease in assets from 2005 to 2006. The significant decrease in assets in 2006 is directly related to the $1,000,000 certificate of deposit not being renewed in 2006. The Company oil and gas properties increased from $844,668 in 2005 to $994,058 an increase of $149,390 a result of the acquisition of overriding royalty interest in concessions in Australia.

Total Current Liabilities of the Company decreased from $1,286,490 on December 31, 2005 to $345,769 on December 31, 2006. The decrease is due the $1,000,000 note payable to bank not renewed in 2006. In addition loans from officers/directors of the Company was reduced from $268,182 in 2005 to $177,194 in 2006.

SUBSEQUENT EVENTS

The Company entered into a Letter Agreement in December 2006, which led to a formal agreement being entered into subsequent to the end of the 2006 fiscal year on selling its 25% working interest in an offshore oil and gas concession located in the Bass Strait known as Vic/P60. The terms of the sale was cash of $152,896 in cash and retained an overriding royalty interest of 2.125%. The purchaser is obligated to pay for its share of a $2,000,000 3D seismic program to be concluded prior to October 29, 2007.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company was successful in 2006 to enter into farm-out arrangements to defer the exploration commitments on five concessions that are now scheduled to have drilling and/or seismic programs conducted during 2007.

MATERIAL COMMITMENTS

The Company had material commitments on several working interest properties in Australia. However during 2006 the Company was successful in entering into farm-out arrangements to transfer the exploration cost to others in lieu of cash, carried working interest or an override.

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

We have adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2006 management has determined that there are no material asset retirement obligations.

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

     Report of Independent Registered Public Accounting Firm
     Balance Sheets
     Statements of Operations and Comprehensive Loss
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements


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

AUDIT COMMITTEE REPORT

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2006. The audit committee has also discussed with Killman, Murrell & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Killman, Murrell & Company, P.C. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Killman, Murrell & Company, P.C. their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

                                                                   DATE FIRST
                                           POSITION WITH            ELECTED
            NAME              AGE           THE COMPANY           AS DIRECTOR
-----------------------------------------------------------------------------
Kenneth W. Campbell            76             Director                 1997
Robert Kamon                   79             Director &               1997
                                              Secretary
Howard Siegel                  64             Director                 2006
Ely Sakhai                     56             Director                 1997
Andre Sakhai                   26             Director &
                                              President                2005

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

                                                       DATE FIRST
                                 POSITION WITH         ELECTED
     NAME          AGE            THE COMPANY         AS OFFICER
--------------------------------------------------------------------------------
Robert Kamon        79             Secretary &             1997
                                   Director

Andre Sakai         26             President &             2005
                                   Director

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

HOWARD SIEGEL, DIRECTOR, Director, is a graduate of the University of Oklahoma and has a law degree from Saint Mary's University Law School. Mr. Siegel has been a member of the State of Texas Bar Association since 1969 and became a member of the Colorado Bar Association in 1989. Mr. Siegel has over thirty years of experience in all matters of corporate law, oil & gas, real estate, employee benefits, taxation and general practice.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 12, 2007 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.


                                         # OF SHARES
       NAME AND                         BENEFICIALLY              PERCENT OF
  ADDRESS OF STOCKHOLDER                    OWNED                   CLASS
 -------------------------------------------------------------------------------
Tensleep Oil & Production, Inc.*           908,000                6.715%
1304 Avenue L
Cisco, Texas 76437

Ken Campbell                               250,000                1.849%
307 Triune Bay
Calgary, Alberta T1X 1G4
Canada

Robert Kamon**                           2,132,120               15.768%
1304 Avenue L
Cisco, Texas  76437

Howard Siegel                               30,000                 .222%
P.O. 940572
Houston, Texas 77094

Ely Sakhai                               3,159,105               23.362%
10 Windsor Dr.
Old Westbury, New York   11568

Andre Sakhai                               161,211                1.192%
10 East 29th Street, Apt. 12J
New York, New York 10016

All officers and directors as a group    6,640,436               49.108%

Jan Soleimani                              850,000                6.286%
21 Windsor Dr.
Old Westbury, New York   11568


*Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon.
     Robert Kamon owns 50% of the shares of Tensleep.

** Robert Kamon's (1,585,126 shares), Tensleep's (908,000 shares), International Oil Lease Service Corp.'s (394,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company owns 13.832.5% Working Interest, Ely Sakhai, Director, owns 16.6667% working interest and Robert Kamon, Director and Secretary, owns 4.5% Working Interest in PEL 108, PEL 109, and PEL 112 in Australia. Ely Sakhai acquired an equal 12 1/2% working interest in the Park City Gas Field in Kentucky for cash, while the Company acquired its 12 1/2 % interest through the issuance of restricted common shares. Ely Sakhai is the father of Andre Sakhai, who is also a Director of the Company.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NO.                      DESCRIPTION


31.1 *Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32. *Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Killman, Murrell & Company, P.C. served as the Company's independent auditor for the year ended December 31, 2005 and December 31, 2006. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2006 and 2005 were $32,107 and $18,853 respectively.

Tax Fees: The Company incurred no fees for tax compliance with the Company's principal auditor for 2006 and 2005.

All Other Fees: The Company paid its previous principal accountant $1,600 in 2005 and $2,735 in 2006 for other accounting services.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AUSTRALIAN-CANADIAN OIL
                                           ROYALTIES LTD.

Dated:    April 13, 2007                   /S/    ANDRE SAKHAI
                                           -------------------------------------
                                           Andre Sakhai, President & CEO


Dated:    April 13, 2007                   /S/   BERNARD LIPTON
                                           -------------------------------------
                                            Bernard Lipton CFO

                     Australian-Canadian Oil Royalties Ltd.



                          INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm....................  F-2

Balance Sheets -- December 31, 2006 and 2005...............................  F-3

Statements of Operations and Comprehensive Loss for
     the Years Ended December 31, 2006 and 2005 ...........................  F-4

Statements of Stockholders' Equity for the Years Ended
     December 31, 2006 and 2005 ...........................................  F-5

Statements of Cash Flows for the Years Ended
     December 31, 2006 and 2005 ............................................ F-6

Notes to Financial Statements .............................................. F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2006, and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/S/ KILLMAN, MURRELL & COMPANY, P.C.
------------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas
April 6, 2007



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS
                           December 31, 2006 and 2005


                                                                2006          2005
                                                            -----------    -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                                   $     2,956    $     3,791
     Cash-restricted                                               --        1,000,000
     Accounts receivable                                         11,225          8,413
     Prepaid expenses and other                                    --              316
                                                            -----------    -----------
         Total Current Assets                                    14,181      1,012,520
                                                            -----------    -----------

PROPERTY AND EQUIPMENT
     Oil and gas properties-being amortized                     122,009        122,009
     Oil and gas properties-not being amortized                 994,058        844,668
     Office equipment and software                               18,421         18,421
     Accumulated depletion and depreciation                     (63,757)       (50,398)
                                                            -----------    -----------
         Net Property and Equipment                           1,070,731        934,700
                                                            -----------    -----------

OTHER ASSETS                                                      1,084          1,084
                                                            -----------    -----------


     TOTAL ASSETS                                           $ 1,085,996    $ 1,948,304
                                                            ===========    ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                       $     1,757    $    10,018
     Accrued expenses                                           166,818          8,300
     Loans from officers                                        177,194        268,172
     Note payable to bank                                          --        1,000,000
                                                            -----------    -----------
         Total current liabilities                              345,769      1,286,490
                                                            -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock no par (50,000,000 shares
          authorized, none outstanding)                            --             --
     Common stock, no par (50,000,000 shares
          authorized, 13,264,269 and 11,135,042 shares
          respectively outstanding)                           2,686,550      1,995,287
     Additional paid in capital                                 160,751        153,247
     Accumulated deficit                                     (2,107,078)    (1,486,724)
     Other comprehensive income:
        Foreign currency translation adjustment                       4              4
                                                            -----------    -----------
         Total Stockholders' Equity                             740,227        661,814
                                                            -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,085,996    $ 1,948,304
                                                            ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 For the Years Ended December 31, 2006 and 2005


                                                       2006            2005
                                                  ------------    ------------
OPERATING REVENUES
     Oil & gas revenues                           $     42,145    $     21,151

COST OF REVENUES
     Lease operating expenses                           11,130           7,596
     Production taxes                                       17              54
     Depletion                                           7,218           5,036
                                                  ------------    ------------

         GROSS PROFIT                                   23,780           8,465
                                                  ------------    ------------

OPERATING EXPENSES
     Personnel costs                                    92,681         114,526
     Professional fees                                  55,716         114,179
     Shareholder relations                             287,824         334,429
     Depreciation and amortization                       6,141           6,141
     Directors' fees and other                         177,046          21,456
                                                  ------------    ------------

         Total Operating Expenses                      619,408         590,731
                                                  ------------    ------------

(LOSS) FROM OPERATIONS                                (595,628)       (582,266)

OTHER INCOME
     Interest income                                    10,645          19,223
     Interest expense                                  (25,493)        (46,783)
                                                  ------------    ------------

(LOSS) BEFORE INCOME TAXES                            (610,476)       (609,826)

Australian income taxes                                  9,878           5,048
                                                  ------------    ------------

         NET LOSS                                     (620,354)       (614,874)


OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment              --                 2
                                                  ------------    ------------

         TOTAL COMPREHENSIVE LOSS                 $   (620,354)   $   (614,872)
                                                  ============    ============

Net loss per weighted average share outstanding   $      (0.05)   $      (0.06)
                                                  ============    ============

Weighted average shares outstanding                 12,648,703      10,753,521
                                                  ============    ============




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2006 and 2005




                                                                                             ACCUMULATED
                                                                ADDITIONAL     ACCUMULATED      OTHER
                                           COMMON STOCK           PAID IN       EARNINGS/   COMPREHENSIVE
                                       SHARES        AMOUNT       CAPITAL       (DEFICIT)       INCOME        TOTALS
                                    -----------   -----------   -----------    -----------   -----------    -----------
     TOTALS

BALANCES, December 31, 2004          10,484,944    $ 1,592,572   $    82,547   $  (871,850)   $         2   $   803,271

Non-cash stock issuances:
     Services                           650,098        402,715          --            --             --         402,715
Additional contributed capital
     Contributed expenses                  --             --           3,200          --             --           3,200
     Options issued for services         67,500         67,500
Net loss                                   --             --            --        (614,874)          --        (614,874)
Other comprehensive income:
     Foreign currency translation
       adjustment                          --             --            --            --                2             2
                                    -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, December 31, 2005          11,135,042      1,995,287       153,247    (1,486,724)             4       661,814

Non-cash stock issuances:
     Services                           600,000        262,000          --            --             --         262,000
     Oil and gas properties             100,000         45,000          --            --             --          45,000
     Notes payable to directors         574,679        155,163          --            --             --         155,163
     Director's fees                     30,000         29,100          --            --             --          29,100
Cash stock sales                        922,222        200,000          --            --             --         200,000
Contributed expenses                       --             --           7,504          --             --           7,504
Shares returned                         (97,674)          --            --            --             --            --
Net loss                                   --             --            --        (620,354)          --        (620,354)
                                    -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, December 31, 2006          13,264,269    $ 2,686,550   $   160,751   $(2,107,078)   $         4   $   740,227
                                    ===========   ===========   ===========    ===========   ===========    ===========


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2006 and 2005

                                                                    2006        2005
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (620,354)   $  (614,874)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
     Depreciation, depletion and amortization                      13,359         11,177
     Value of expenses contributed by officers                      7,504          3,200
     Value of expenses contributed by consultants                    --           67,500
     Stock issued for services                                    262,000        402,715
     Stock issued for directors' fees                              29,100           --
     Adjustment for foreign currency translation                     --                2

Changes in:
     Receivables                                                   (2,496)        (4,312)
     Prepaid expenses                                                --            2,258
     Interest payable                                               2,325          7,326
     Other accrued expenses                                       156,193           --
     Accounts payable                                              (8,262)         5,991
                                                              -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES                          (160,631)      (119,017)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil & gas properties                         (104,390)      (472,737)
     Proceeds from sale of oil & gas properties                      --          338,500
     Investment in subsidiary                                        --             (930)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                            (104,390)      (135,167)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers                       64,186        248,172
     Sale of common stock                                         200,000           --
     Restricted certificates of deposit                         1,000,000     (1,000,000)
     Bank notes                                                (1,000,000)     1,000,000
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         264,186        248,172
                                                              -----------    -----------


     Decrease in cash for year                                       (835)        (6,012)

         Cash and cash equivalents, beginning of year               3,791          9,803
                                                              -----------    -----------

         CASH AND CASH EQUIVALENTS, END OF YEAR               $     2,956    $     3,791
                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURES:
Cash payments for:
         Interest                                             $    18,864    $    39,458
         Australian income taxes                                    9,878          5,048
     Noncash Investing and Financing Activities:,
         Stock issued for oil & gas properties and drilling        45,000           --
         Stock issue for related party notes and interest         155,163        247,637

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY TRANSACTIONS

These financial statements are prepared in U.S. dollars for use in U.S. securities filings. However, the Company incurs transactions in Canadian, Australian and U.S. dollars. Transactions denominated in Canadian or Australian dollars are translated to equivalent U.S. dollars for recording in the financial records based on currency exchange rates existing at the dates of the transactions. Ending balances of accounts that are denominated in Canadian dollars are translated to U.S. dollars based on the currency exchange rates existing at December 31. The exchange gains and losses that result from translating these amounts to U.S. dollars are accumulated and reported as Other Comprehensive Income, a separate component of the Company's stockholders' equity.

STOCK BASED COMPENSATION

The Company accounts for services acquired (and other expenses paid) using stock as compensation (or payment) based on the fair value of the shares issued. Fair value is determined based on the closing price of the stock on the date the Company becomes obligated to issue the shares.

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual rentals. All general corporate costs are treated as expenses as incurred. In general, sale or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recorded. Capitalized costs are recorded in cost centers on a country-by-country basis. Most of the Company's oil and gas properties consist of overriding royalty interests that are located in Australia. The Company had not participated in the exploration and development of proved oil and gas properties until 2002. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income.

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES (CONTINUED)

Costs of producing royalty interests acquired in 1997 are being amortized over the estimated reserves reported by the Queensland, Australia government at June 30, 1997; as revised by subsequent reports for discoveries, changes in estimates, etc.; based on actual quantities sold. (These reports are generally released one year after the end of the reporting period.) Costs of non-producing interests are not being amortized pending development or production and sale of oil or gas, but they are assessed for impairment on an aggregate country-by-country basis.

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

INCOME TAXES

Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The company records and adjusts any deferred tax asset valuations based on judgment as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian laws the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has unused operating loss carry-forwards at December 31, 2006 that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

      AMOUNT OF UNUSED OPERATING                   EXPIRING DURING YEAR ENDED
           LOSS CARRYFORWARD                                DECEMBER 31,

              $   52,866                                       2007
                 163,410                                       2008
                  65,277                                       2009
                 104,895                                       2010
                 158,320                                       2011
                 614,874                                       2012
                 620,354                                       2013
              ----------
              $1,779,996
              ==========





                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due the ceiling test that is not deductible for tax purposes.

The potential tax benefit from these operating loss carry-forwards is $818,800 and $541,900 in 2006 and 2005, respectively. The Company has recognized a valuation allowance against these deferred tax assets due the inability to foresee when such benefits will be realized.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $9,878 and $5,048 in 2006 and 2005, respectively.

LOSS PER SHARE

U.S. accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted

Weighted average shares outstanding were 12,648,703 and 10,753,521 for 2006 and 2005, respectively. Outstanding common stock equivalents have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

CASH FLOWS

The Company considers unrestricted cash and cash investments with initial maturity or marketability of three months or less to be cash equivalents for purposes of presenting its Statement of Cash Flows. Cash investments whose use is limited through collateral restrictions are not considered to be cash for cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

FINANCIAL INSTRUMENTS

Unless otherwise specified, management believes the carrying value of its financial instruments approximates their fair value due to the short term to maturity.

RECLASSIFICATIONS

Certain 2005 amounts have been reclassified in order to conform to the 2006 financial statement presentation.

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"-an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 156, "Accounting for Servicing of Financial Assets"-an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statement No. 133 and 140. This Statement amends FASB Statements No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.

In the opinion of management, these Statements will have no material effect on the financial statements of the Company.

NOTE 2:  RESTRICTED CASH

The December 31, 2005 balance sheet reflected a $1,000,000 restricted cash balance. This amount consisted of certificates of deposits ("CD").that served as collateral for the short-term bank notes. The CD matured at six-month intervals (the same as the note). The Company's ability to use these funds was restricted under the terms of the collateral agreement (i.e., as long as the note was outstanding, the CD was unavailable for other purposes). The CD was carried as a current asset and the note a current liability, both of which could be liquidated at any six-month maturity anniversary. The CD and related notes payable was liquidated on June 26, 2006.

NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 2006 and 2005 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $11,225 and $8,413, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

The cost bases of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect is receivables.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 4:   PROPERTIES AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2006 and 2005.

                                                     2006               2005
                                                 -----------        -----------

Oil and gas properties                           $ 1,116,067        $   966,677
Office equipment                                       2,870              2,870
Seismic analysis software                             15,551             15,551
                                                 -----------        -----------

    Total costs                                    1,134,488            985,098

    Accumulated depletion                            (50,964)           (43,746)
    Accumulated depreciation                         (12,793)            (6,652)
                                                 -----------        -----------

Net Property and Equipment                       $ 1,070,731        $   934,700
                                                 ===========        ===========

Depreciation expense was $6,141 for both 2006 and 2005. The office equipment and the software are being depreciated on a straight-line basis over three years.

NOTE 5:  OIL AND GAS PROPERTIES

Following is a summary of capitalized costs related to oil and gas properties:


                                                 2006                           2005
                                      --------------------------    --------------------------
                                       AUSTRALIA         U.S.         AUSTRALIA        U.S.
                                      -----------    -----------    -------------  -----------

Acquisition cost                      $   480,714    $     4,378    $   405,714    $     4,378
Exploration cost                          503,015           --          439,161           --
Assignments, transfers, and rentals       162,023           --          151,488           --
Less allowance for excess costs           (34,064)          --          (34,064)          --
                                      -----------    -----------    -----------    -----------

     Total                              1,111,688          4,378        962,299          4,378
Less accumulated depletion                (48,848)        (2,116)       (41,869)        (1,877)
                                      -----------    -----------    -----------    -----------

     Net Oil and Gas Properties       $ 1,062,840    $     2,262    $   920,430    $     2,501
                                      ===========    ===========    ===========    ===========


            Costs Excluded from Amortization as of December 31, 2006

     Excluded acquisition costs incurred during 2006                $   75,000
     Excluded exploration costs incurred during 2006                    63,854
     Excluded acquisition costs incurred during 2005                    31,076
     Excluded exploration costs incurred during 2005                   439,161
     Sale of interest in excluded exploration costs during 2005       (338,500)
     Excluded acquisition costs incurred during 2004                   247,875
     Excluded exploration costs incurred during 2004                    10,280
     Excluded acquisition costs incurred during 2003                    27,000
     Excluded costs incurred prior to 2003                             427,776
                                                                    ----------

     Total costs excluded from amortization                         $  983,522
                                                                    ===========


                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 5:  OIL AND GAS PROPERTIES (CONTINUED)

The costs producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, ATP 543, and ATP 560. Other interests have not produced marketable oil or gas from which the Company has received revenues. The costs associated with these properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $7,218 and $5,063 for 2006 and 2005.

In addition to depletion, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2006 and 2005. Adjustments to reduce the carrying values based on the ceiling tests were $0 in 2006 and $0 in 2005. Additionally, as discussed below, the U.S. investment was determined to be impaired.

Australia

During 2005, seismic work was performed on VIC/P60 and PEL's 108, 109 and 112 which amounted to $439,161. The Company sold 1/3 of 5% working interest in PEL's 108, 109 & 112 for $338,500 to cover the cost of the seismic work. Other lease maintenance costs, which include license fees and rentals on ATP 582 and VIC/P60 totaled $31,076.


During 2006, seismic work was performed on PEL 112 which amounted to $3,600. On PEL 100 the Company paid $60,254 for their portion of the drilling costs of the Fairbridge well which was a dry hole. The Company purchased a 0.025% Overriding Royalty Interest under VIC/P45 for $45,000 and a 1/10th of 1% Overriding Royalty Interest Under VIC/P53 for $30,000. Other lease maintenance costs, which included variation fees and rentals on PEL's 108, 109 and 112 totaled $10,536.

NOTE 6:   LOANS FROM SHAREHOLDERS AND NOTES PAYABLE

During 2005, the Company borrowed an additional $248,172 from its previous president and current secretary in traunches based on a 12-month term bearing interest at 4.5% annually. Interest incurred on all of these notes during 2005 totaled $7,765. During 2006, the Company borrowed additional funds from its previous president and current secretary in the amount of $64,186. The Company repaid a portion of the loans to its previous president during 2006 in the amount of $155,163. Loans from officers totaled $177,194 as of December 31, 2006.

The Company had outstanding loans of $1,000,000 from the American State Bank of Cisco, as of December 31, 2005. These notes were six month notes and were renewed in April and December each year since the Company started borrowing in 2001. The balances outstanding at December 31, 2005 bear interest at 4.88% and were due and paid in total in June, 2006. These notes were secured by certificates of deposit shown as restricted cash on the balance sheet. Total interest incurred on these bank notes during 2006 and 2005 was $18,864 and $39,458.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 7:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2006 and 2005. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2006 and 2005, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $52,192 and $84,232, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary for filing fees during 2006, which totaled $26,473.

The Company borrowed $64,186 and $248,172 from two of its current and previous officers during 2006 and 2005. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2006 and 2005, the Company's accounts payable was $1,606 and $3,140, respectively payable to related parties.

Common Shares to Directors - The Compensation Committee approved 30,000 shares of restricted stock per director for the year of 2006, valued at $0.97 per share, being the market value on June 28, 2006. This recommendation by the Compensation Committee was voted on and approved by the Board of Directors and has been recorded as an expense in these financial statements in the amount of $145,500. This stock will be issued to each director at the director's discretion. Howard Siegel is the only director whose stock was issued in 2006 in the amount of 30,000 shares.

NOTE 8:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where most of its properties are presently located. Approximately 90% of all operating revenues reported by the Company during 2006 and 2005 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2006 and 2005 are also related to the revenue received from the Australian royalties. Australian revenues were $41,008 and $18,198 in 2006 and 2005.

Essentially all of the Company's administrative costs are incurred in the United States. Leasing operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.

NOTE 9:   STOCK TRANSACTIONS

During 2006, the Company issued a total of 2,129,227 shares. A total of 574,679 shares were issued for loan repayment to its previous president valued at $155,163; 922,222 shares were sold for cash in the amount of $200,000; 30,000 shares were issued for Director's Fees valued at $29,100; 100,000 shares were issued for an interest in an Australian Property valued at $45,000; 97,674 shares were returned to the company from previous issue for oil and gas interest in Kentucky; and 600,000 shares were issued for services valued at $262,000.

The Company has also approved the issuance of 132,643 shares of its common stock in payment of services performed in 2006. This expense has been recorded in the amount of $39,793 or $.30 per share at December 31, 2006.


                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 9:   STOCK TRANSACTIONS (CONTINUED)

During 2005, the Company issued 650,098 shares for consulting services valued at $402,715 and an additional 150,000 options valued at $67,500. The exercise prices of these options range from $1.25 to $1.75 and all carry a life of 7 years. During 2006 there were no options or warrants that were granted, exercised, or cancelled. All 150,000 options were outstanding at December 31, 2006 and 2005.

NOTE 10:   CONTINGENCIES

The original package of Australian overriding royalty interests acquired by the Company in 1997 included a 1/8 of 1% interest in all production from the Patchawarra Southwest Block of PEL's 5 & 6. This overriding royalty comprises approximately 5,348 net royalty acres under 1,069,717 surface acres. The Patchawarra Southwest Block became productive in June 1989 and has produced approximately $A67,119,716 in revenues from oil, gas and LPG since that time. This overriding royalty was first created in June 1971 as a 1/4 of 1% interest out of a 10% working interest. Since that time, this interest has been assigned to six different companies with the last assignee being Australian-Canadian Oil Royalties Ltd. During 1997, the Company determined that, due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect both past and future royalty payments. In addition to the legal costs incurred in this litigation, the Company will be required to pay the stamp duty (transfer tax), charged by the Australian government, for each previously unrecorded assignment.

The Company is considering the appropriate timing and costs which will be required to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2006, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in the range of $A30,000 plus any stamp duty that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $A42,000 in royalties on previous production. A six-year statute of limitations runs on unpaid royalty revenue.

The Company has extensive commitments on its working interest properties in Australia. The following summarizes these commitments.

ATP 582 - The Company has annual rentals of $20,000 per year on the 6,716,000 acre concession which the Company owns 100%.

PEL's 108, 109 & 112 - The Company has annual rentals which are approximately $10,000 per year on these concessions and the Company owns a 13.8325% Carried Working Interest.

PEL 100 - The Company owns a 2% working interest in PEL 100 and will be required to pay its share of the completion of the Fairbridge well which is estimated to be $25,000 for its share plus will be required to pay for its 2% working interest of any future drilling and completions.

VIC/P60 - The Company's portion of the current commitment on seismic to be conducted is $500,000. Management is currently negotiating with a Canadian Firm to pay us our cash investment back of $120,000 and the Company will keep an overriding royalty interest.

In the event the Company cannot fund the above commitments or farm-out these areas to partners for funding, then the concessions will be subject to being cancelled.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 11:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are all located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000 per depositor. Combined balances at December 31, 2006 at the Company's primary bank did not exceeded federally insured limits.

NOTE 12:   GOING CONCERN CONSIDERATIONS

As of December 31, 2006, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interest it holds in Australia, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources, unless required to fulfill its obligation in Australia.

NOTE 13:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2006.
                   RESERVES OF OIL AND GAS - ROYALTY INTERESTS

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas produced from the producing interests is presented in the following schedule. No estimates of reserves have been reported to or filed with any Federal authority or agency during the year presented. All of these royalty interests are in Australia. The gas wells on ATP 543 were shut in all of 2006.

                                                          GAS (MCF)   OIL (BBLS)
                                                          ---------   ----------
Reserves reported by the Queensland
     government as of June 30, 1997                         --            3,962
Additions or adjustments after 1997                       15,272          2,350
  Discoveries                                               --           74,514
  Cumulative previous production                          (4,232)        (3,447)
  Current year production                                   --             (543)
                                                         -------        -------

   Unrecovered reserves                                   11,040         76,836
                                                         =======        =======


                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 13:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)

               RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (1)
                      For the Year Ended December 31, 2006

                                               AUSTRALIA       U.S.      TOTAL
                                               ---------       ----      -----

Sales of oil and gas                          $  41,008    $   1,137   $  42,145

Production costs (including taxes)                 --           --          --
Acquisition, exploration
     and development                            149,390         --       149,390
Depletion                                         6,979          239       7,218
                                              ---------    ---------   ---------
Results of operations from
     producing activities (excluding
     corporate overhead)                      $(115,361)   $     898   $ 114,463
                                              =========    =========   =========


All sales were to unaffiliated entities.

       CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (1)
                              At December 31, 2006

                                                   AUSTRALIA             U.S.
                                                   ---------             ----

Unproved properties
     (not being amortized)                       $   962,180         $     1,878
Proved properties
     (being amortized)                               183,572               2,500
                                                 -----------         -----------

   Total Capitalized Costs                         1,145,752               4,378

Allowance for excess costs                           (34,064)               --
Accumulated depletion                                (48,847)             (2,116
                                                 -----------         -----------

Net Capitalized Costs                            $ 1,062,840         $     2,262
                                                 ===========         ===========







                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


NOTE 13: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)


 COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
                      For the Year Ended December 31, 2006

                                               AUSTRALIA                U.S.
                                               ---------                ----
Property acquisition costs:
     Proved                                   $   --           $            --
     Unproved                                   75,000                      --
     Exploration costs                          74,390                      --
     Development costs                            --                        --
                                              --------         -----------------

Total                                         $149,390         $            --
                                              ========         =================

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

NOTE 14 - SUBSEQUENT EVENTS

The Company entered into a Letter of Intent with William Miertschin on December 20, 2006 to sell their portion of the 62.5% Working Interest on Victoria Permit
60. The sellers will also transfer 53.125% Net Revenue Interest and retain a 9.375% Overriding Royalty Interest. Total consolidation for the sale is $637,068 US with The Company proceeds totaling $152,896 on January 22, 2007. As of report date sales contract has not been received.