Form 10-Q
period 2007-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2007-05-11
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                           Commission File No. 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   British Columbia, Canada                                     75-2712845
-------------------------------                              -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification #)

        1301 Avenue M, Cisco, TX                                   76437
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (254) 442-2638
                                 --------------
                Registrant's Telephone Number Including Area Code

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              There were 13,521,912 shares of common stock, No Par
                     Value, outstanding as of March 31, 2007

Transitional Small Business Disclosure Format; [ ] Yes [X] No

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                    2007            2006
                                                                ------------    ------------
                                                                 (unaudited)
                                           ASSETS
CURRENT ASSETS
   Cash                                                         $    112,621    $      2,956
   Accounts receivable - royalties                                    14,546          11,225
   Accounts receivable - other                                        20,531              --
   Prepaid expenses                                                   26,250              --
                                                                ------------    ------------
                  Total Current Assets                               173,948          14,181
                                                                ------------    ------------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                            122,009         122,009
   Oil and gas properties-not being amortized                        894,058         994,058
   Office equipment and software                                      23,672          18,421
   Accumulated depreciation and depletion                            (69,012)        (63,757)
                                                                ------------    ------------
                  Net Property and Equipment                         970,727       1,070,731
                                                                ------------    ------------
OTHER ASSETS                                                           1,084           1,084
                                                                ------------    ------------
                  TOTAL ASSETS                                  $  1,145,759    $  1,085,996
                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $      2,472    $      1,757
   Accrued expenses                                                  144,542         166,818
   Loans from officers                                               233,013         177,194
                                                                ------------    ------------
                  Total Current Liabilities                          380,027         345,769
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                 --              --
   Common stock, no par (50,000,000 shares authorized
        13,521,912 and 13,264,269 shares, respectively,
         issued and outstanding)                                   2,761,343       2,686,550
   Additional paid in capital                                        169,506         160,751
   Accumulated deficit                                            (2,165,121)     (2,107,078)
   Other comprehensive income:
        Foreign currency translation adjustment                            4               4
                                                                ------------    ------------
                  Total Stockholders' Equity                         765,732         740,227
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,145,759    $  1,085,996
                                                                ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                 2007            2006
                                             ------------    ------------
OIL AND GAS REVENUES                         $     27,944    $     13,715

COST OF SALES
   Production taxes                                    --              17
   Lease operating expenses                            --           8,648
   Depletion                                        3,282           2,451
                                             ------------    ------------
     GROSS PROFIT                                  24,662           2,599
                                             ------------    ------------
OPERATING EXPENSES
   Personnel costs                                 37,156          53,707
   Professional fees                               15,690           2,027
   Promotion and advertising                        5,600          85,427
   Office expenses                                  4,496           6,492
   Depreciation                                     1,973           1,535
   Directors' fees and other                           --           6,830
                                             ------------    ------------
                  Total Operating Expenses         64,915         156,018
                                             ------------    ------------
OPERATING LOSS                                    (40,253)       (153,419)

OTHER INCOME/(EXPENSE)
   Interest income                                     --           6,957
   Gain (loss) on foreign exchange                    123              --
   Interest expense                                (9,602)        (13,311)
                                             ------------    ------------
NET LOSS BEFORE INCOME TAXES                      (49,732)       (159,773)
   Australian income taxes                          8,311           3,285
                                             ------------    ------------
NET LOSS                                     $    (58,043)   $   (163,058)
                                             ============    ============
BASIC (LOSS) PER COMMON SHARE                $      (0.01)   $      (0.01)
                                             ============    ============
Weighted Average Number of Common Shares
Outstanding:
   Basis                                       13,399,994      11,893,898
                                             ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Year Ended December 31, 2006
                    and the Three Months Ended March 31, 2007
                                   (Unaudited)

                                                                                            Accumulated
                                        Common Stock            Additional                  Other Com-
                                 --------------------------      Paid In     Accumulated    prehensive
                                    Shares         Amount        Capital       Deficit         Income         Totals
                                 -----------    -----------    -----------   -----------    -----------    -----------
BALANCES, December 31, 2005       11,135,042    $ 1,995,287    $   153,247   $(1,486,724)   $         4    $   661,814
Stock issued for:
   Services                          600,000        262,000             --            --             --        262,000
   Oil and gas properties            100,000         45,000             --            --             --         45,000
   Notes payable to directors        574,679        155,163             --            --             --        155,163
   Director's fees                    30,000         29,100             --            --             --         29,100
Cash stock sales                     922,222        200,000             --            --             --        200,000
Contributed expenses                      --             --          7,504            --             --          7,504
Shares returned                      (97,674)            --             --            --             --             --
Net Loss                                  --             --             --      (620,354)                     (620,354)
                                 -----------    -----------    -----------   -----------    -----------    -----------

BALANCES, December 31, 2006       13,264,269      2,686,550    $   160,751   $(2,107,078)   $         4    $   740,227
Stock issued for:
   Services                          257,643         74,793                                                     74,793
Additional contributed capital                                                     8,755                         8,755
Net Loss                                                                                        (58,043)       (58,043)
                                 -----------    -----------    -----------   -----------    -----------    -----------
BALANCES, March 31, 2007          13,521,912    $ 2,761,343    $   169,506   $(2,165,121)   $         4    $   765,732
                                 ===========    ===========    ===========   ===========    ===========    ===========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                 2007          2006
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (58,043)   $ (163,058)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
                  Depreciation, depletion and amortization         5,255         3,986
                  Value of expenses contributed by officers        8,755         5,104
                  Stock issued for services                       74,793        75,000
Changes in:
     Receivables                                                 (23,852)        1,511
     Prepaid expenses and other                                  (26,250)           --
     Accounts payable and accrued expenses                       (21,561)       27,843
                                                              ----------    ----------
NET CASH USED BY OPERATING ACTIVITIES                            (40,903)      (49,614)
                                                              ----------    ----------
CASH FLOWS USED BY INVESTING ACTIVITITES:
     Acquisition of office equipment                              (5,251)           --
     Disposition (acquisition) of oil and gas properties         100,000       (55,050)
                                                              ----------    ----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES:                      94,750       (55,050)
                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement                                  --       140,000
     Proceeds from notes payable to officers                      85,000        29,185
     Reduction in notes payable to officers                      (29,181)           --
     Reduction in bank notes                                          --       500,000
     Reduction in restricted cash                                     --      (500,000)
                                                              ----------    ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          55,819       169,185
                                                              ----------    ----------
NET INCREASE IN CASH                                             109,665        64,521
                  Cash, Beginning of Period                        2,956         3,791
                                                              ----------    ----------
                  Cash, End of Period                         $  112,621    $   68,312
                                                              ==========    ==========
SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
                  Interest                                    $    1,648    $   12,064
                  Australian income taxes                          8,311         3,285
     Non-Cash Investing and Financing Activities:
                  Stock issued for oil and gas properties             --        45,000
                  Stock issued for services                       74,793            --

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2007
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2: GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has been operating over the past year based on loans/stock purchases from its officers/directors. There is no guarantee that such officers/directors will continue to provide operating funds for the Company. In order to pursue its goals and commitments under the Australian concession prospects that it has obtained, the Company will be required to obtain significant funding or to exchange all or portions of its interests in those concessions to meet the minimum expenditure requirements underlying the concessions. Management's plans include attempting to find a drilling company to farm out the working interests under the concessions, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.

NOTE 3: CONTRIBUTED EXPENSES

Officers of the Company have not been paid for their services. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 per quarter for 2007 and 2006. The value of office space utilization has also been estimated at $400 per quarter for 2007 and 2006. These costs have been recorded as expenses and as additional capital.

NOTE 4: STOCK TRANSACTIONS

During January, the Company issued 132,643 restricted common shares to an unrelated person for contract services valued at a total of $39,793. In March, the Company issued 125,000 restricted common shares for public relations, valued at $35,000 to an unrelated party.

NOTE 5: AUSTRALIAN CONCESSIONS

During the first quarter of 2007, the Company sold its 25% Working Interest in VIC/P60 for $152,896, of which $100,000 was received during the quarter. The balance is to be received during the second quarter of 2007 and will be recorded at that time. The Company retained a 2.125% Overriding Royalty Interest in VIC/P60.

NOTE 6: RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10K-SB for the year ended December 31, 2006, the Company acquires personnel services from and reimburses related parties for administrative and general operating expenses.

During the first quarter of 2007, the Company paid $8,375 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

During the first quarter of 2007, the Company borrowed $85,000 from one of its Directors to meet its operating expenses and its exploration obligations. Also, during the first quarter of 2007 the Company repaid its Secretary $29,181 for loans to the Company.

NOTE 7: SUBSEQUENT EVENTS

On April 30, 2007 the Company's Board of Directors resolved to purchase from a non-related party a 1/30th of 1% Overriding Royalty Interest in two offshore Western Australian Concessions for $10,000 cash and 100,000 shares of restricted common stock.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2006 and March 31, 2007 and 2006, for the respective periods then ended.

GENERAL DISCUSSION:

The first quarter of 2007 marked another exceptional quarter for drilling and development of wells in the Cooper/Eromanga Basin in Australia on concessions in which the Company holds overriding royalty interests. The following is a brief report on each concession in Australia that had significant activity during the quarter:

PEL 108 & PEL 112 - SOUTH AUSTRALIA

Of particular interest to the Company is its carried interest in three wells to be drilling on the seismic leads generated from the 190 miles of 2D seismic conducted by the Company and its partners during the fall of 2005. The results of this seismic survey yielded a number of drillable prospects that could have a dramatic impact on the Company's future earnings. Two notable structures were identified on PEL 112. One of which, seismic structure C23, is on the same seismic line as the Sturt/Tantanna oil fields. The Tantanna #1 came in with an initial potential of 7,000 barrels per day. The Company has a 13.8325% carried working interest through the drilling and completion of three wells on Petroleum Exploration License ("PEL") 112, which covers approximately 818,000 acres. The wells were initially scheduled for drilling prior to the end of March 200, however, unusual rains came into the area and delayed the drilling until the summer of 2007. The importance of ACOR's 13.8325% carried working interest in three wells on PEL 112 is best described by the production on the adjoining concessions to the east and north. To the east of PEL 112 is the Worrior Field consisting of two wells that are generating annual oil sales of $US75,000,000. To the north of PEL 112 is the Christies Field, which is producing approximately $33,000,000 per year in oil sales.

VIC/P60 - VICTORIA - BASS STRAIT

The Company was successful in selling it's 25% working interest in Vic/P60 for $152,896 and retained a 2.125% override during the quarter ended March 31, 2006. The Company received $100,000 of the cash during the quarter and is to receive the balance ($52,896) during May 2007. The purchaser of the working interest is obligated to pay for their pro rata portion of a $2,000,000 3D seismic program that is planned for the summer of 2007. The seismic program is to be conducted over several seismic leads that were identified from previous 2D seismic lines.

ATP 299 - QUEENSLAND

Oil production was substantially interrupted because of a major rain that occurred in late January 2007 in the southwestern part of Queensland, which disrupted production and transport of oil and connecting new wells. Oil sales have reportedly rebounded very strongly in March, 2007, when the operator recorded petroleum sales of 120,038 barrels at Tintaburra, compared to 244,620 barrels for the first quarter of 2007.

Phase III of the Endeavour Field development program included 22 wells which continued during the first quarter and has established Endeavour as a major stratigraphic oil pool. Re-mapping of 3D seismic combined with existing drill results at Minni Ritchi 1 is indicating the existence of further stratigraphic traps in the Birkhead Formation, which will be addressed by additional drilling in 2007.

Commencement of an 11 well development drilling program at Mulberry field which resulted in extensions to the north/west of the known mid Birkhead reservoirs and provided indications of an upper Birkhead pool in the south/west section of the Mulberry field.

Approval within the 2007 budget of a new 8 well drilling program extending from the Ipundu North field to the Kooroopa and Takyah fields in the west central section of the Block.

Oil development continued during the quarter with the completion of 24 new wells in the eastern section of the Tintaburra Block. Of these wells 20 were cased and suspended as future oil producers or water injectors, 4 were plugged and abandoned.

The 11 well development drilling program in the Mulberry Field continued to provide extensions of the mid Birkhead reservoir zone. A notable result in the Mulberry Field was the Huckleberry 2 well which extended the mid Birkhead reservoir unit significantly to the north/west.

On April, 16th, 2007, the Ipundu North 12 delineation well was spudded. This was the 100th well in the current Cooper Oil Project in the Tintaburra Block. It was also the 24th well to be drilled in 2007. Under current budgets, it is anticipated that around 50 additional wells will be completed in 2007.

ACOR holds a 5.75% of 1% overriding royalty under ATP 299, which covers approximately 441,600 acres.

ATP 267 - QUEENSLAND

The exploration, appraisal and development, drilling campaign at the Nockatunga area, which commenced on December 31st, 2006, was completed during this quarter. The 10-well campaign in Petroleum Lease 51 was part of Santos' Cooper Oil Project. Santos is operator of the Nockatunga joint venture. Several of the 10 new wells are expected to be on-line by the end of May 2007. An upgrade of the surface facilities at the Thungo and Muthero fields is currently being undertaken to accommodate the anticipated increased production from these fields. Two wells were drilled in the Thungo Field, Thungo 11 & 13 both of which were cased and suspended as a future oil producer.

Four wells were drilled in the Muthero Field during the first quarter of 2007. All four wells were cased and suspended and will be completed as a future oil producers.

ATP 267, including Petroleum License (PL) 33, 50 & 51, consists of approximately 220,800 gross acres under which ACOR owns 17.15% of 1% overriding royalty interest.

PEL 111 - SOUTH AUSTRALIA

Plans are to drill a minimum of two wells on PEL 111 in the third quarter 2007, with Catalina drilling in a well the fourth quarter 2007 subject to Joint Venture approval and in keeping with the permit's firm work commitment.

The Company holds an overriding royalty interest of 10% of 1% under PEL 111 which covers approximately 292,819 acres.

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

The principal assets of ACOR are oil and gas properties, reported at 894,058 on March 31, 2007, which were down $100,000 compared to December 31, 2006. This $100,000 decrease was attributed to the sale of its 25% working interest in Vic/P60. The terms of the sale were $152,896 in cash plus the Company retained a 2.125% overriding royalty interest in Vic/P60, which covers approximately 339,769 acres in the Bass Strait of Australia in located within the Gippsland Basin.

The Total Current Assets increased from December 31, 2006 to March 31, 2007 from $14,181 to $173,948. The Company's Total Current Assets as of March 31, 2006, was $575,530 with Total Current Liabilities of $688,355, giving a liquidity ratio of .84 to 1. The Company's Total Current Assets as of March 31, 2007, was $173,948 with Total Current Liabilities of $380,027, giving a liquidity ratio of ..457 to 1. The Company's cash position was $112,621 on March 31, 2007 compared to $2,956 and $568,312 on December 31, 2006 and March 31, 2006 respectively. The Company continues to have no long-term debt. The reduction in current assets from March 31, 2006 compared to December 31, 2006 and March 31, 2007 is directly related to due to the elimination of the $500,000 in restricted cash. Cash on hand increased from December 31, 2006 to March 31, 2007 due to the sale of Vic/P60 and a director loaned the Company $85,000 during the quarter.

The Company's total assets on March 31, 2007 were $1,145,759 compared to $1,085,996 on December 31, 2006 and $1,607,378 on March 31, 2006. The assets increased $59,763 when comparing December 31, 2006 to March 31, 2007. This nominal increase is related to the increase in cash on hand as of March 31, 2007. The decrease in assets from March 31, 2006 to March 31, 2007 is directly related to the elimination of the $500,000 in restricted cash held by the Company through a certificate of deposit against a loan for an equal amount.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing March 31, 2007 ($765,732) to December 31, 2006, March 31, 2006 being $740,227 and $919,023 respectively. Stockholders' Equity remain fairly constant comparing December 31, 2006 to March 31, 2007. The reduction in stockholders' equity from March 31, 2006 to March 31, 2007 of $153,291 was attributed to the sale of assets and a larger amount of cash on hand on March 31, 2006.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company issued 257,643 restricted shares for consulting services (valued at $74,793) during the quarter ended March 31, 2007. The value of the restricted stock was based on the price of the stock at the time the shares were issued. The consulting services are prorated over the year in relation to the term of the respective service agreements. The number of shares issued and outstanding as of March 31, 2007 was 13,521,912.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended March 31, 2006 begin to reflect the 2005 drilling activity on its Australian interests. Oil and gas revenues reported for the three months ended March 31, 2006 was 13,715 compared to $27,944 for the three months ended March 31, 2007 reflecting the impact of the success of the new additional wells drilled on concessions ATP 267 & 299. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267. During the quarter ended March 31, 2007 aggressive drilling programs for 2007 were reported on both ATP 267 and ATP 299.

Total Operating Expenses were $64,915 for the three months ended March 31, 2007 compared to $156,018 for the quarter ended March 31, 2006. The principal reason for the decrease is due to Promotion and Advertising cost decreased from $85,427 to $15,690. Personnel costs decreased from $53,707 to $37,156 when comparing March 31, 2006 to March 31, 2007. Of the $37,156 expensed to consultants during the quarter ended March 31, 2007 $19,229 was incurred through the issuance of 257,643 restricted common shares, which was valued at fair market value of the Company's common stock at the time of issuance.

The Company's operating loss was $40,253 for the quarter ended March 31, 2007 compared to an operating loss of $153,419 for the same period in 2006. As stated above, the decrease in expenditures of promotion and advertising costs caused operating losses to decrease by $113,166.

The Company did not report any interest income for the quarter ended March 31, 2007 but did report interest income of $6,957 for the quarter ended March 31, 2006. The Company also incurred interest expense of $9,602 during the quarter ended March 31, 2007 compared to $13,311 for the quarter ended March 31, 2006. All of the interest expensed during the quarter ended March 31, 2007 was paid to officers or directors on their loans to the Company. An officer contributed $7,954 of the interest expensed for the quarter ended March 31, 2007. Of the $13,311 interest paid by the Company during the quarter ended March 31, 2006 only $1,247 was paid to directors on loans.

The net loss for the three months ended March 31, 2007 was $58,043 compared to a net loss of $163,058 for the quarter ended March 31, 2006. The decrease in net loss is primarily attributable a decrease in promotion and advertising costs.

SUBSEQUENT EVENTS

On April 30, 2007 the Company's Board of Directors resolved to purchase from a non-related party a 1/30th of 1% Overriding Royalty Interest in two offshore Western Australian Concessions (WA 372 and WA 273) for $10,000 cash and 100,000 shares of restricted common stock.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The was successful in 2006 and during the first quarter of 2007 to enter into farm-out arrangements to defer the exploration commitments on six concessions that are now scheduled to have drilling and/or seismic programs conducted during this year.

MATERIAL COMMITMENTS

The Company had material commitments on several working interest properties in Australia. However, during 2006 and also in the first quarter of 2007 the Company was successful in entering into farm-out arrangements to transfer the exploration cost to others in lieu of cash, carried working interest and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the first quarter of 2007, the Company paid $8,375 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

During the first quarter of 2007, the Company borrowed $85,000 from one of its Directors to meet its operating expenses and its exploration obligations. Also, during the first quarter of 2007 the Company repaid its Secretary $29,181 for loans to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, the Company had no off-balance sheet arrangements.

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

ITEM 3: CONTROLS AND PROCEDURES

      (a) The Management of Australian-Canadian Oil Royalties Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2007, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

      (b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the Corporation carried out its evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 31.1 -- Certification of Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 -- Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32 -- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Australian-Canadian Oil Royalties Ltd.

Date: May 9, 2007            /s/ Bernard Lipton
                             -----------------------------------------------
                             By: Bernard Lipton, Principal Financial Officer