Form 10QSB
period 2007-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2007-08-17
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from to               .
                                              --------------    --------------


                           Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
             (Exact Name of Registrant as Specified in its Charter)



   BRITISH COLUMBIA, CANADA                                   75-2712845
------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification #)


         1304 AVENUE L, CISCO, TX                             76437
-----------------------------------------                   ----------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (254) 442-2658
                Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  There were 13,761,912 shares of common stock,
                 No Par Value, outstanding as of June 30, 2007


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


                                   FORM 10-QSB

                                      INDEX


                                                                            PAGE
Part I.  Financial Information

         Item 1. Financial Statements

                   Balance Sheet ...........................................   3

                   Statement of Operations .................................   4

                   Statement of Stockholders' Equity .......................   5

                   Statement of Cash Flows .................................   6

                   Selected Information Regarding the Financial Statements .   7

         Item 2. Management's Discussion and Analysis and Plan of Operations   9

         Item 3: Controls and Procedures ...................................  12


Part II: Other information

         Item 6: Exhibits and Reports on Form 8-K ..........................  12


Signatures .................................................................  12


Certifications .............................................................  13


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS


                                                                  June 30,       December 31,
                                                                    2007            2006
                                                                -----------    --------------
                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $    53,417    $     2,956
   Accounts receivable - royalties                                   18,403         11,225
   Prepaid expenses                                                  47,500           --
                                                                -----------    -----------
         Total Current Assets                                       119,320         14,181
                                                                -----------    -----------

PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           122,009        122,009
   Oil and gas properties-not being amortized                       929,929        994,058
   Office equipment and software                                     23,671         18,421
   Accumulated depreciation and depletion                           (74,201)       (63,757)
                                                                -----------    -----------
         Net Property and Equipment                               1,001,408      1,070,731
                                                                -----------    -----------

OTHER ASSETS
         Investment in equity method investee                         1,084          1,084
                                                                -----------    -----------
         TOTAL ASSETS                                           $ 1,121,812    $ 1,085,996
                                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                             $     2,406    $     1,757
   Accrued expenses                                                 208,825        166,818
   Loans from officers                                              214,786        177,194
                                                                -----------    -----------

         Total current liabilities                                  426,017        345,769
                                                                -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                              --             --
   Common stock, no par (50,000,000 shares authorized
        13,761,912 and 13,264,269 shares, respectively,
         issued and outstanding)                                  2,824,343      2,686,550
   Additional paid in capital                                       162,352        160,751
   Accumulated deficit                                           (2,290,904)    (2,107,078)
   Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------
         Total Stockholders' Equity                                 695,795        740,227
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,121,812    $ 1,085,996
                                                                ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                        STATEMENTS OF OPERATIONS For the
            Three Months and Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)


                                            Three Months                      Six Months
                                        2007            2006             2007             2006
                                    ------------    ------------    ------------    ------------



OIL AND GAS REVENUES                $      6,726    $      7,700    $     34,670    $     21,415

COST OF SALES
   Production taxes                        1,011            --             1,011              17
   Lease operating expenses                 --             2,482            --            11,130
   Depletion                               3,217           1,376           6,499           3,827
                                    ------------    ------------    ------------    ------------

     GROSS PROFIT/LOSS                     2,498           3,842          27,160           6,441
                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Personnel costs                        62,100         167,518          98,805         221,225
   Professional fees                      12,761          26,958          28,751          28,985
   Promotion and advertising               4,352          90,837           9,952         176,264
   Office expenses                         7,679           4,601          11,926          11,093
   Depreciation                            1,973           1,535           3,945           3,070
   Officer Compensation and other         43,400           8,568          43,800          15,398
                                    ------------    ------------    ------------    ------------
         Total Operating Expenses        132,265         300,017         197,179         456,035
                                    ------------    ------------    ------------    ------------

OPERATING LOSS                          (129,767)       (296,175)       (170,019)       (449,594)

OTHER INCOME/(EXPENSE)
   Foreign Exchange Gain/(Loss)             --              --               122            --
   Interest income                          --             3,902            --            10,859
   Interest expense                        5,593          (8,225)         (4,009)        (21,536)
                                    ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES            (124,174)       (300,498)       (173,906)       (460,271)

   Australian income taxes                 1,609           1,685           9,919           4,970
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (125,783)   $   (302,183)   $   (183,825)   $   (465,241)
                                    ============    ============    ============    ============



BASIC (LOSS) PER COMMON SHARE       $      (0.01)   $      (0.02)   $      (0.01)   $      (0.04)
                                    ============    ============    ============    ============

Weighted Average Number of Common
  Shares Outstanding:
      Basic                           13,650,801      12,664,983      13,465,972      12,305,182
                                    ============    ============    ============    ============



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      For The Year Ended December 31, 2006
                     and the Six Months Ended June 30, 2007
                                   (Unaudited)

                                                                                    Accumulated
                                                       Additional                     Other
                                  Common Stock          Paid In      Accumulated    Comprehensive
                           -------------------------    Capital         Deficit        Income        Total
                                                       ----------    -----------    -------------- -----------
                              Shares        Amount
BALANCES,
  December 31, 2005        11,135,042    $ 1,995,287   $   153,247   $(1,486,724)   $         4    $   661,814

Stock issued for:
   Services                   600,000        262,000          --            --             --          262,000
   Oil & gas properties       100,000         45,000          --            --             --           45,000
   Notes payable to
    directors                 574,679        155,163          --            --             --          155,163
   Director's fees             30,000         29,100          --            --             --           29,100
Cash stock sales              922,222        200,000          --            --             --          200,000
Contributed expenses             --             --           7,504          --             --            7,504
Shares returned               (97,674)          --            --            --             --             --
Net Loss                         --             --            --        (620,354)                     (620,354)
                           ----------    -----------   -----------   -----------    -----------    -----------
BALANCES,
  December 31, 2006        13,264,269    $ 2,686,550   $   160,751   $(2,107,078)   $         4    $   740,227

Stock issued for:
   Services                   397,643        112,793          --            --             --          112,793
   Oil and gas
     properties               100,000         25,000          --            --             --           25,000
Contributed expenses             --             --           1,600          --             --            1,600
Net Loss                         --             --            --        (183,825)                     (183,825)
                           ----------    -----------   -----------   -----------    -----------    -----------
BALANCES,
  June 30, 2007            13,761,912    $ 2,824,343   $   162,351   $(2,290,903)   $         4    $   695,795
                           ==========    ===========   ===========   ===========    ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 2006
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)


                                                              2007            2006
                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $  (183,825)   $  (465,241)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization               10,444          6,897
         Value of expenses contributed by officers               1,600          5,904
         Stock issued for services                             137,793        158,000
Changes in:
     Receivables                                                (7,177)        (2,275)
     Prepaid expenses and other                                (47,500)          --
     Accounts payable and accrued expenses                      42,656        211,327
                                                           -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                          (46,009)       (85,388)
                                                           -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITITES:
     Acquisition of office equipment                           (41,122)      (104,390)
     Disposition (acquisition) of oil and gas properties       100,000           --
                                                           -----------    -----------

NET CASH FLOWS USED BY INVESTING ACTIVITIES:                    58,878       (104,390)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement                              --          140,000
     Proceeds from notes payable to officers                    85,000         51,185
     Reduction in notes payable to officers                    (47,408)          --
     Reduction in bank notes                                      --       (1,000,000)
     Redemption of restricted certificates of deposits            --       (1,000,000)
                                                           -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        37,592        191,185
                                                           -----------    -----------

NET INCREASE IN CASH                                            50,461          1,407

         Cash, Beginning of Period                               2,956          3,791
                                                           -----------    -----------

         Cash, End of Period                               $    53,417    $     5,198
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                          $     4,009    $    21,536
         Australian income taxes                                 9,919          4,323
     Non-Cash Investing and Financing Activities:
         Stock issued for:
              Oil and gas properties                              --           45,000
              Services                                         137,793           --
         Contributed services and office space                    --            5,904
         Payment of notes to shareholder                          --          155,163

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                  June 30, 2007
                                   (Unaudited)




NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3: CONTRIBUTED EXPENSES

The President and Secretary of the Company have not been paid for their services, although the Chief Financial Officer was compensated for his services in the amount of $13,000 in stock and cash during the second quarter. Additionally, the Company has not established an office separate from that of its officers. The value of the officers' unpaid services has been estimated at $400 per quarter for 2007 and 2006. The value of office space utilization has also been estimated at $400 per quarter for 2007 and 2006. These costs have been recorded as expenses and as additional capital.

NOTE 4: STOCK TRANSACTIONS

During January, the Company issued 132,643 restricted common shares to an unrelated person for contract services valued at a total of $39,793. In March, the Company issued 125,000 restricted common shares for public relations, valued at $35,000 to an unrelated party. In May, the Company issued 100,000 shares of restricted common shares for two overriding royalty interests in Western Australia valued at $25,000, 100,000 shares of restricted common shares, valued at $28,000 for public relations and 40,000 shares of restricted common shares, valued at $10,000 to the Company's Chief Financial Officer as compensation.

During the second quarter the Board of Directors approved a recommendation from the Compensation Committee to issue 40,000 shares of restricted stock to each member of the Board of Directors as compensation for their respective services for the year of 2007, valued at $0.30 per share, being the market value quoted on June 22, 2007. These shares will be issued to the Directors upon their request.

The Company has employed an independent consultant to help with administrative corporate duties. The compensation for these services are figured on the basis of 1% of the total outstanding shares per year, figured on the total number of shares outstanding at year end. The value of these shares allocated for the first six months is $20,802.

NOTE 5: AUSTRALIAN CONCESSIONS

During the second quarter of 2007, the Company acquired two overriding royalty interests of 1/30th of 1% each in WA 272-P and WA 273-P. This property is located in Western Australia. The Company paid their portion of the license fees on PEL 108, 109 and 112 in the amount of $872. In July, the Company received the balance due of $52,886 on the sale of its 25% Working Interest in VIC/P60. The Company retained a 2.125% Overriding Royalty Interest in VIC/P60.

NOTE 6: RELATED PARTY TRANSACTIONS

As noted in the Company's Form 10K-SB for the year ended December 31, 2006, the Company acquires personnel services from and reimburses related parties for administrative and other general operating expenses on an ongoing basis.

During the second quarter of 2007, the Company paid $9,575 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for Australian license fee costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

During the second quarter the Company repaid its Secretary $18,227, plus interest, for loans to the Company.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2006 and June 30, 2007 and 2006, for the respective periods then ended.

GENERAL DISCUSSION:

The second quarter of 2007 marked another exceptional quarter for drilling and development of wells in the Cooper/Eromanga Basin in Australia on concessions in which the Company holds overriding royalty interests. The following is a brief report on each concession in Australia that had significant activity to occur or where significant activity is scheduled.

PEL 108 & PEL 112 - SOUTH AUSTRALIA

Of particular interest to the Company is its carried interest in three wells to be drilling on the seismic leads generated from the 190 miles of 2D seismic conducted by the Company and its partners during the fall of 2005. The results of this seismic survey yielded a number of drillable prospects that could have a dramatic impact on the Company's future earnings. Two notable structures were identified on PEL 112. One of which, seismic structure C23, is on the same seismic line as the Sturt/Tantanna oil fields. The Tantanna #1 came in with an initial potential of 7,000 barrels per day. The Company has a 13.8325% carried working interest through the drilling and completion of three wells on Petroleum Exploration License ("PEL") 112, which covers approximately 818,000 acres. The wells were initially scheduled for drilling prior to the end of March 2007, however, unusual rains came into the area and delayed the drilling until the later part of the summer of 2007. The importance of ACOR's 13.8325% carried working interest in three wells on PEL 112 is best described by the production on the adjoining concessions to the east and north. To the east of PEL 112 is the Worrior Field consisting of two wells that are generating annual oil sales of $US75,000,000. To the north of PEL 112 is the Christies Field, which is producing approximately $33,000,000 per year in oil sales.

VIC/P60 - VICTORIA - BASS STRAIT

The Company was successful in selling it's 25% working interest in Vic/P60 for $152,896 and retained a 2.125% override during the quarter ended March 31, 2006. The Company received $100,000 of the cash during the first quarter and received the balance $52,896 during July 2007. The purchaser of the working interest is obligated to pay for their pro rata portion of a $2,000,000 3D seismic program as required by the terms and conditions of the exploration permit. The seismic program is to be conducted over several seismic leads that were identified from previous 2D seismic lines.

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

Phase III of the Endeavour Field development program included 22 wells, which continued during the first quarter and has established Endeavour as a major stratigraphic oil pool. Re-mapping of 3D seismic combined with existing drill results at Minni Ritchi 1 is indicating the existence of further stratigraphic traps in the Birkhead Formation, which will be addressed by additional drilling in 2007.

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

The 11 well development-drilling program in the Mulberry Field continued to provide extensions of the mid Birkhead reservoir zone. A notable result in the Mulberry Field was the Huckleberry 2 well which extended the mid Birkhead reservoir unit significantly to the north/west.

During the quarter ended June 30, 2007, the Ipundu North 12 delineation well was drilled and completed as a producer. This was the 100th well in the current Cooper Oil Project in the Tintaburra Block. It was also the 24th well to be drilled in 2007. Under current budgets, it is anticipated that around 50 additional wells will be completed in 2007.

ACOR holds a 5.75% of 1% overriding royalty under ATP 299, which covers approximately 441,600 acres.

ATP 267 - QUEENSLAND

The exploration, appraisal and development, drilling campaign at the Nockatunga area, which commenced on December 31st, 2006, was completed during the last quarter. The 10-well campaign in Petroleum Lease 51 was part of Santos' Cooper Oil Project. Santos is operator of the Nockatunga joint venture. Several of the 10 new wells are expected to be on-line by the end of May 2007. An upgrade of the surface facilities at the Thungo and Muthero fields is currently being undertaken to accommodate the anticipated increased production from these fields. Two wells were drilled in the Thungo Field, Thungo 11 & 13 both of which were cased and suspended as a future oil producer. Four wells were drilled in the Muthero Field during the first quarter of 2007. All four wells were cased and suspended and will be completed as a future oil producers.

ATP 267, including Petroleum License (PL) 33, 50 & 51, consists of approximately 220,800 gross acres under which ACOR owns 17.15% of 1% overriding royalty interest.

PEL 111 - SOUTH AUSTRALIA

Plans are to drill a minimum of two wells on PEL 111 in the third or fourth quarter of 2007, with Catalina drilling a well the fourth quarter 2007 subject to Joint Venture approval and in keeping with the permit's firm work commitment.

The Company holds an overriding royalty interest of 10% of 1% under PEL 111, which covers approximately 292,819 acres.

WESTERN AUSTRALIA - WA 372 & 373

On April 30, 2007 the Company's Board of Directors resolved to purchase from a non-related party a 1/30th of 1% Overriding Royalty Interest in two offshore Western Australian Concessions (WA 372 and WA 373) for $10,000 cash and 100,000 shares of restricted common stock (value of the stock was $25,000).

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

The principal assets of ACOR are oil and gas properties, reported at 929,929 on June 30, 2007, which were down $64,129 compared to December 31, 2006. This $64,129 decrease is the net result of the sale of its 25% working interest in Vic/P60 and the gain on the purchase of overrides under two concessions located offshore of Western Australia. The terms of the sale of Vic/P60 were $152,896 in cash plus the Company retained a 2.125% overriding royalty interest in Vic/P60, which covers approximately 339,769 acres in the Bass Strait of Australia in located within the Gippsland Basin.

The Total Current Assets increased from December 31, 2006 to June 30, 2007 from $14,181 to $119,320. The Company's Total Current Assets as of June 30, 2006, was $575,530 with Total Current Liabilities of $688,355, giving a liquidity ratio of ..84 to 1. The Company's Total Current Assets as of June 30, 2007, was $119,320 with Total Current Liabilities of $426,017, giving a liquidity ratio of .28 to
1. The Company's cash position was $53,417 on June 30, 2007 compared to $2,956 and $568,312 on December 31, 2006 and June 30, 2006 respectively. The Company continues to have no long-term debt. The reduction in current assets from June 30, 2006 compared to December 31, 2006 and June 30, 2007 is directly related to due to the elimination of the $500,000 in restricted cash. Cash on hand increased from December 31, 2006 to June 30, 2007 due to the sale of Vic/P60 and a director loaned the Company $85,000 during the quarter.

The Company's total assets on June 30, 2007 were $1,121,812 compared to $1,085,996 on December 31, 2006 and $1,607,378 on June 30, 2006. The assets increased $35,816 when comparing December 31, 2006 to June 30, 2007. This nominal increase is related to the increase in cash on hand as of June 30, 2007. The decrease in assets from June 30, 2006 to June 30, 2007 is directly related to the elimination of the $500,000 in restricted cash held by the Company through a certificate of deposit against a loan for an equal amount.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing June 30, 2007 ($695,795) to December 31, 2006, June 30, 2006 being $740,227 and $919,023 respectively. Stockholders' Equity declined from December 31, 2006 to June 30, 2007 due to an increase in current liabilities. The increase in current liabilities was caused by director fees ($60,000) and consulting fees incurred, which will be paid through the issuance of the Company common shares. In addition the Company had additional loans from officers of the Company. The reduction in stockholders' equity from June 30, 2006 to June 30, 2007 of $485,566 was attributed to the sale of assets and a larger amount of cash on hand on June 30, 2006.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company issued 257,643 restricted shares for consulting services (valued at $74,793) during the quarter ended March 31, 2007. The value of the restricted stock was based on the price of the stock at the time the shares were issued. The consulting services are prorated over the year in relation to the term of the respective service agreements. During the second quarter ended June 30, 2007 the Company issued 100,000 shares (valued at $25,000) for the acquisition of an overriding royalty in two oil and gas concessions located offshore of Western Australia (see Western Australia in General Discussion for additional information) and issued 140,000 shares for consulting services (valued at $38,000). The number of shares issued and outstanding as of June 30, 2007 was 13,761,912.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended June 30, 2007 was $6,726 compared to $7,700 for the quarter ended June 30, 2006. Oil and gas revenues reported for the six months ended June 30, 2007 was 34,670 compared to $21,415 for the six months ended June 30, 2006 reflecting the impact of the success of the new additional wells drilled on concessions ATP 267 & 299. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267. During the quarter ended June 30, 2007 aggressive drilling programs for 2007 were reported on both ATP 267 and ATP 299.

Total Operating Expenses were $132,265 for the three months ended June 30, 2007 compared to $300,017 for the quarter ended June 30, 2006. The principal reason for the decrease is due to Promotion and Advertising cost decreased from $90,837 to $4,352. Personnel costs decreased from $167,518 to $62,100 when comparing June 30, 2006 to June 30, 2007. The personnel costs of $62,100 was expensed to consultants during the quarter ended June 30, 2007 $38,000 was incurred through the issuance of 140,000 restricted common shares, which was valued at fair market value of the Company's common stock at the time of issuance. Total Operating Expenses were $197,179 for the six months ended June 30, 2007 compared to $456,035 for the six months ended June 30, 2006. The principal reason for the decrease is due to Promotion and Advertising cost decreased from $176,264 to $9,952. Personnel costs decreased from $221,225 to $98,805 when comparing the six-month periods ended June 30, 2006 to June 30, 2007.

The Company's operating loss was $129,767 for the quarter ended June 30, 2007 compared to an operating loss of $296,175 for the same period in 2006. As stated above, the decrease in expenditures of promotion and advertising costs caused operating losses to decrease by $166,408.

The Company did not report any interest income for the quarter ended June 30, 2007 but did report interest income of $3,902 for the quarter ended June 30, 2006. The Company also incurred interest expense of $5,593 during the quarter ended June 30, 2007. An interest expense adjustment was made to correct the allocation of interest expense for the whole year versus actual interest incurred during the reporting period. This caused the interest expense to be report as negative numbers for the six month reporting periods ended June 30, 2006 and 2007 and the three month period ended June 30, 2006.

The net loss for the three months ended June 30, 2007 was $125,783 compared to a net loss of $302,183 for the quarter ended June 30, 2006. The decrease in net loss is primarily attributable a decrease in promotion and advertising costs. The net loss for the six months ended June 30, 2007 was $183,825 compared to a net loss of $465,241 for the quarter ended June 30, 2006. The decrease in net loss is primarily attributable a decrease in promotion and advertising costs.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since the June 30, 2007.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company was successful in 2006 and during the first half of 2007 to enter into farm-out arrangements to defer the exploration commitments on six concessions that are now scheduled to have drilling and/or seismic programs conducted during this year.

MATERIAL COMMITMENTS

The Company had material commitments on several working interest properties located in Australia. However, during 2006 and also in the first half of 2007 the Company was successful in entering into farm-out arrangements to transfer the exploration cost to others in lieu of cash, carried working interest and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the second quarter of 2007, the Company paid $9,575 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

Also during the second quarter the Company repaid its Secretary (Robert Kamon) $18,227, plus interest, for loans to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, the Company had no off-balance sheet arrangements.

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

ITEM 3: CONTROLS AND PROCEDURES

         (a) The Management of Australian-Canadian Oil Royalties Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2007, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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


                                     Australian-Canadian Oil Royalties Ltd.



Date: August 16, 2007                /S/ BERNARD LIPTON
                                     -------------------------------------------
                                     By: Bernard Lipton,
                                     Principal Financial Officer