Form 10QSB
period 2007-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2007-11-16
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from to                                .
                                     --------------    --------------


                           Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
             (Exact Name of Registrant as Specified in its Charter)



   British Columbia, Canada                                    75-2712845
------------------------------                            -----------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification #)


         1304 Avenue L, Cisco, TX                         76437
         ------------------------                         -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (254) 442-2658
                                 --------------
                Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           There were 13,801,912 shares of common stock, No Par Value, outstanding as of September 30, 2007


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS


                                                                September     December
                                                                  2007          2006
                                                             -----------    -----------
                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                      $   105,438    $     2,956
   Accounts receivable - royalties                                12,435          1,225
   Prepaid expenses                                               23,750           --
                                                             -----------    -----------

         Total Current Assets                                    141,623         14,181
                                                             -----------    -----------

PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                        122,009        122,009
   Oil and gas properties-not being amortized                    872,595        994,058
   Office equipment and software                                  23,671         18,421
   Accumulated depreciation and depletion                        (79,114)       (63,757)
                                                             -----------    -----------

         Net Property and Equipment                              939,161      1,070,731
                                                             -----------    -----------

OTHER ASSETS
         Investment in equity method investee                      1,084          1,084
                                                             -----------    -----------

         TOTAL ASSETS                                        $ 1,081,868    $ 1,085,996
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $     3,839    $     1,757
   Accrued expenses                                              195,394        166,818
   Loans from officers                                           214,786        177,194
                                                             -----------    -----------

         Total Current Liabilities                               414,019        345,769
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock no par value
        (50,000,000 shares authorized none outstanding)             --             --
   Common stock, no par (50,000,000 shares authorized
        13,801,912 and 13,264,269 shares, respectively,
         issued and outstanding)                               2,836,343      2,686,550
   Additional paid in capital                                    163,151        160,751
   Accumulated deficit                                        (2,331,649)    (2,107,078)
   Other comprehensive income:
        Foreign currency translation adjustment                        4              4
                                                             -----------    -----------

         Total Stockholders' Equity                              667,849        740,227
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,081,868    $ 1,085,996
                                                             ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                             Three Months                     Nine Months
                                         2007            2006            2007            2006
                                    ------------    ------------    ------------    ------------

OIL AND GAS REVENUES                $     20,077    $     12,262    $     53,736    $     33,677

COST OF SALES
   Production taxes                           17            --                17              17
   Lease operating expenses                 --              --              --            11,130
   Depletion                               3,419           1,447           9,918           5,274
                                    ------------    ------------    ------------    ------------

     GROSS PROFIT/LOSS                    16,641          10,815          43,801          17,256
                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Personnel costs                        30,481         (26,902)        129,286         194,323
   Professional fees                      13,520          13,624          42,271          42,609
   Promotion and advertising               2,374         110,360          12,326         286,624
   Office expenses                         1,561           1,915           8,471          13,008
   Depreciation                            1,494           1,535           5,439           4,605
   Officer Compensation and other            545             614          49,361          16,012
                                    ------------    ------------    ------------    ------------
         Total Operating Expenses         49,975         101,146         247,154         557,181
                                    ------------    ------------    ------------    ------------

OPERATING LOSS                           (33,334)        (90,331)       (203,353)       (539,925)

OTHER INCOME/(EXPENSE)
   Foreign Exchange Gain/(Loss)             --              --               122            --
   Interest income                          --             3,859            --            14,718
   Interest expense                        2,527          (1,955)         (6,536)        (23,491)
                                    ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES             (35,861)        (88,427)       (209,767)       (548,698)

   Australian income taxes                 4,885           2,891          14,804           7,861
                                    ------------    ------------    ------------    ------------

NET LOSS                            $    (40,746)   $    (90,318)   $   (224,571)   $   (556,559)
                                    ============    ============    ============    ============



BASIC (LOSS) PER COMMON SHARE       $      (0.00)   $      (0.01)   $      (0.02)   $      (0.04)
                                    ============    ============    ============    ============

Weighted Average Number of Common
  Shares Outstanding:
      Basic                           13,771,912      12,838,158      13,595,148      12,373,861
                                    ============    ============    ============    ============



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      For The Year Ended December 31, 2006
                  and the Nine Months Ended September 30, 2007
                                   (Unaudited)



                                                                                         Accumulated
                                                              Additional                 Other Com-
                                         Common Stock          Paid In     Accumulated   prehensive
                                   Shares         Amount       Capital       Deficit       Income           Totals

BALANCES, December 31, 2005      11,135,042    $ 1,995,287   $   153,247   $(1,486,724)   $         4    $   661,814

Stock issued for:
   Services                         600,000        262,000          --            --             --          262,000
   Oil & gas properties             100,000         45,000          --            --             --           45,000
   Notes payable to directors       574,679        155,163          --            --             --          155,163
   Director's fees                   30,000         29,100          --            --             --           29,100
Cash stock sales                    922,222        200,000          --            --             --          200,000
Contributed expenses                   --             --           7,504          --             --            7,504
Shares returned                     (97,674)          --            --            --             --             --
Net Loss                               --             --            --        (620,354)                     (620,354)
                                 ----------    -----------   -----------   -----------    -----------    -----------
BALANCES, December 31, 2006      13,264,269    $ 2,686,550   $   160,751   $(2,107,078)   $         4    $   740,227

Stock issued for:
   Services                         437,643        124,793          --            --             --          124,793
   Oil and gas properties           100,000         25,000          --            --             --           25,000
Contributed expenses                   --             --           2,400          --             --            2,400
Net Loss                               --             --            --        (224,571)                     (224,571)
                                 ----------    -----------   -----------   -----------    -----------    -----------
BALANCES, September 30, 2007     13,801,912    $ 2,836,343   $   163,151   $(2,331,649)   $         4    $   667,849
                                 ==========    ===========   ===========   ===========    ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                            2007            2006
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                               $  (224,571)   $  (556,559)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization                             15,357          9,880
         Value of expenses contributed by officers                             2,400          6,704
         Stock issued for services                                           137,793        262,000
         Stock issued for director fees                                       12,000         29,100
Changes in:
             Receivables                                                      (1,210)        (6,625)
             Prepaid expenses and other                                      (23,750)          --
             Accounts payable and accrued expenses                            30,658        114,909
                                                                         -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                                        (51,323)      (140,591)
                                                                         -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITITES:
         Acquisition of office equipment                                      (5,250)          --
         Acquisition of oil and gas properties                               (35,872)      (104,390)
         Disposition of oil and gas properties                               157,335           --
                                                                         -----------    -----------

NET CASH FLOWS USED BY INVESTING ACTIVITIES:                                 116,213       (104,390)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from private placement                                        --          200,000
         Proceeds from notes payable to officers                              85,000         61,185
         Reduction in notes payable to officers                              (47,408)          --
         Reduction in bank notes                                                --       (1,000,000)
         Redemption of restricted certificates of deposits                      --       (1,000,000)
                                                                                        -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                      37,592        261,185
                                                                         -----------    -----------

NET INCREASE IN CASH                                                         102,482         16,204

         Cash, Beginning of Period                                             2,956          3,791
                                                                         -----------    -----------

         Cash, End of Period                                             $   105,438    $    19,995
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest and Income Taxes Paid:
         Interest expense                                                $     6,536    $    18,864
                                                                         ===========    ===========
         Income taxes - Australian                                       $    14,804    $     7,862
                                                                         ===========    ===========
     Non-Cash Transactions:
         Stock issued for:
              Cost of oil and gas interests                                     --          (45,000)
              Payment of notes to shareholder                                   --         (155,163)
                  Stock issued for acquisition of oil and gas interest          --           45,000
                  Stock issued for payment of shareholder note                  --          155,163
                                                                         $      --      $         0
                                                                         ===========    ===========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                 SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                               September 30, 2007
                                  (Unaudited)



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

During the third quarter the Company issued 40,000 restricted common shares to on of its directors for compensation for 2007, refer to paragraph above.

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

During the third quarter of 2007, the Company paid $9,181 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for Australian license fee costs incurred on the Company's behalf. Robert Kamon, the Company's Secretary controls these entities.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2006 and September 30, 2007 and 2006, for the respective periods then ended.

GENERAL DISCUSSION:

The third quarter of 2007 marked another exceptional quarter for drilling and development of wells in the Cooper/Eromanga Basin in Australia on concessions in which the Company holds overriding royalty interests. The following is a brief report on each concession in Australia that had significant activity to occur or where significant activity is scheduled.

PEL 108 & PEL 112 - SOUTH AUSTRALIA

Of particular interest to the Company is its carried interest in three wells to be drilling on the seismic leads generated from the 190 miles of 2D seismic conducted by the Company and its partners during the fall of 2005. The results of this seismic survey yielded a number of drillable prospects that could have a dramatic impact on the Company's future earnings. Two notable structures were identified on PEL 112. One of which, seismic structure C23, is on the same seismic line as the Sturt/Tantanna oil fields. The Tantanna #1 came in with an initial potential of 7,000 barrels per day. The Company has a 13.8325% carried working interest through the drilling and completion of three wells on Petroleum Exploration License ("PEL") 112, which covers approximately 818,000 acres. The wells were initially scheduled for drilling prior to the end of March 2007; however, unusual rains came into the area and delayed the drilling. As of November 14, 2007 it is thought that drilling would commence on the first prospect during January 2008 subject to rig availability.

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

ATP 299 - QUEENSLAND

Oil production was again interrupted because of a flooding that occurred during the quarter in the southwestern part of Queensland, which disrupted production and transport of oil and connecting new wells. Oil sales from the Tintaburra Block on concession ATP 299 decreased slightly during the current quarter to 2326,780 barrels compared to last quarter of 287,500 barrels. ACOR holds a 5.75% of 1% overriding royalty interest in this production, which is the primary reason for the increase in revenues of the Company coupled with the improvement in oil prices.

The program on ATP 299 so far has been the most successful onshore oil-drilling program undertaken in Australia. The success rate for drilling in the mid Birkhead reservoir unit at 80 acre spacing continues to exceed 80%.

The Company looks forward to additional drilling and completion of wells during the later half of 2007 on the 441,600 acre concession - ATP 299 under which ACOR holds a 5.75% of 1% overriding royalty.

ATP 267 - QUEENSLAND

The Nockatunga oil fileds on ATP 267 are operated by Santo Ltd. averaged approximately 639 barrels of oil per day during the quarter ending June 30, 2007, which is the most current information available at the time of this report.

Eight of the ten wells that were cased and suspended as producers during the previous quarter were tied nto the existing filed production facilities during the current quarter. In addition the surface facilities at both the Thungo and Muthero fields were upgraded to accommodate the increased production from these two fields.

Further exploration, appraisal and development drilling is being planned for latter half of 2007 as part of an ongoing development an optimization of oil production from the Nockatunga area.

ATP 267, including Petroleum License (PL) 33, 50 & 51, consists of approximately 220,800 gross acres under which ACOR owns 17.15% of 1% overriding royalty interest.

PEL 111 - SOUTH AUSTRALIA

PEL 111 surrounds the Santo operated Charo Jurassic Oil Field production license. Mapping of the permit seismic data and reprocessed seismic data has identified twenty leads and prospects. The Catalina Prospect on PEL 111 lies six kilometers north of the Fly Lake Brolga Gas Field and this prospect is targeted to test the Permian Patchawarra sands. No drilling dates have been set for this prospect.

The Company holds an overriding royalty interest of 10% of 1% under PEL 111, which covers approximately 292,819 acres.

WESTERN AUSTRALIA - WA 372 & 373

During the previous quarter (April 30, 2007) the Company's Board of Directors resolved to purchase from a non-related party a 1/30th of 1% Overriding Royalty Interest in two offshore Western Australian Concessions (WA 372 and WA 373) for $10,000 cash and 100,000 shares of restricted common stock (value of the stock was $25,000).

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

The principal assets of ACOR are oil and gas properties, reported at $994,604 on September 30, 2007, which were down $121,463 compared to December 31, 2006. This decrease is the net result of the sale of its 25% working interest in Vic/P60 and the gain on the purchase of overrides under two concessions located offshore of Western Australia. The terms of the sale of Vic/P60 were $152,896 in cash plus the Company retained a 2.125% overriding royalty interest in Vic/P60, which covers approximately 339,769 acres in the Bass Strait of Australia in located within the Gippsland Basin.

The Total Current Assets increased from December 31, 2006 to September 30, 2007 from $14,181 to $141,623. The Company's Total Current Assets as of September 30, 2006, was $35,349 with Total Current Liabilities of $307,421, giving a liquidity ratio of .11 to 1. The Company's Total Current Assets as of September 30, 2007, was $141,623 with Total Current Liabilities of $414,019, giving a liquidity ratio of .34 to 1. The Company's cash position was $105,438 on September 30, 2007 compared to $2,956 and $19,995 on December 31, 2006 and September 30, 2006 respectively. The Company continues to have no long-term debt. The assets of the Company have remained approximately the same when comparing September 30, 2007 to December 31, 2006 and September 30, 2006. Cash on hand increased from December 31, 2006 to September 30, 2007 due to the sale of Vic/P60 and loans from a related party to the Company of $85,000 during the previous quarter.

Stockholders' Equity reported a decrease when comparing September 30, 2007 ($667,849) to December 31, 2006 and September 30, 2006 being $740,227 and
$803,222 respectively. Stockholders' Equity declined from December 31, 2006 to September 30, 2007 due to an increase in current liabilities from additional loans from related parties. In addition current liabilities increased because of director fees ($60,000) and consulting fees incurred, which will be paid through the issuance of the Company common shares. In addition the Company had additional loans from a related party of the Company.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company issued 257,643 restricted shares for consulting services (valued at $74,793) during the quarter ended March 31, 2007. The value of the restricted stock was based on the price of the stock at the time the shares were issued. The consulting services are prorated over the year in relation to the term of the respective service agreements. During the second quarter ended June 30, 2007 the Company issued 100,000 shares (valued at $25,000) for the acquisition of an overriding royalty in two oil and gas concessions located offshore of Western Australia (see Western Australia in General Discussion for additional information) and issued 140,000 shares for consulting services (valued at $38,000). During the quarter ended September 30, 2007 the Company issued 40,000 shares for services provided by a director of the Company. The number of shares issued and outstanding as of September 30, 2007 was 13,801,912.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended September 30, 2007 was $20,077 compared to $12,262 for the quarter ended September 30, 2006. Oil and gas revenues reported for the nine-months ended September 30, 2007 was 53,736 compared to $33,677 for the nine-months ended September 30, 2006 reflecting the impact of the success of the new additional wells drilled on concessions ATP 267 & 299. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299, ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $49,975 for the three months ended September 30, 2007 compared to $101,146 for the quarter ended September 30, 2006. The principal reason for the decrease is due to Promotion and Advertising cost decreased from $110,360 to $2,374. An adjustment was made in Personnel costs because of reporting the full value of stock issued for services when in fact the value was to be allocated over a twelve-month period.

Included in the nine-month operating costs were personnel costs of $62,100 was expensed to consultants reported during the quarter ended June 30, 2007 of which $38,000 was incurred through the issuance of 140,000 restricted common shares, which was valued at fair market value of the Company's common stock at the time of issuance. Total Operating Expenses were $247,154 for the nine-months ended September 30, 2007 compared to $557,181for the nine-months ended September 30, 2006. The principal reason for the decrease is due to Promotion and Advertising cost decreased from $286,624 to $12,326. Personnel costs decreased from $194,323 to $129,286 when comparing the nine-month periods ended September 30, 2006 to September 30, 2007.

The Company's operating loss was $33,334 for the quarter ended September 30, 2007 compared to an operating loss of $90,331 for the same period in 2006. As stated above, the decrease in expenditures of promotion and advertising costs caused operating losses to decrease by $107,986. The Company's operating loss for the nine-months ended September 30, 2007 was $203,353 compared to an operating loss of $539,925 for the same nine-month period in 2006. The dramatic decrease in operating loss is mostly attributable to the reduction of promotion and advertising expense from $286,624 to $12,326.

The Company did not report any interest income for the quarter ended September 30, 2007 but did report interest income of $3,859 for the quarter ended September 30, 2006. The Company also incurred interest expense of $2,527 during the quarter ended September 30, 2007. An interest expense adjustment was made to correct the allocation of interest expense for the whole year versus actual interest incurred during the reporting period. This caused the interest expense to be report as negative numbers for the nine-month reporting periods ended September 30, 2006 and 2007 and the three month period ended September 30, 2006.

The net loss for the three months ended September 30, 2007 was $40,746 compared to a net loss of $90,318 for the quarter ended September 30, 2006. The decrease in net loss is primarily attributable a decrease in promotion and advertising costs. The net loss for the nine-months ended September 30, 2007 was $224,571 compared to a net loss of $556,559 for the quarter ended September 30, 2006. The decrease in net loss is primarily attributable a significant decrease in promotion and advertising costs.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since the September 30, 2007.

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

RELATED PARTY TRANSACTIONS

During the third quarter of 2007, the Company paid $9,181for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.


OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, the Company had no off-balance sheet arrangements.

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

ITEM 3: CONTROLS AND PROCEDURES

         (a) The Management of Australian-Canadian Oil Royalties Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2007, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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


                                         Australian-Canadian Oil Royalties Ltd.



Date: November 14, 2007                  /s/ Bernard Lipton
                                         ---------------------------------------
                                         By: Bernard Lipton,
                                         Principal Financial Officer