Form 10KSB
period 2007-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-04-14
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

                         Commission File Number: 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


BRITISH COLUMBIA, CANADA                                         75-2712845
---------------------------------                          ---------------------
 (State or other Jurisdiction of                              (IRS Employer
  Incorporation or Organization)                            Identification No.)

                                   PO Box 1629
                         1301 AVE. M, CISCO, TEXAS 76437
                    (Address of Principal Executive Offices)

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

State issuer's revenues for its most recent fiscal year (ending December 31, 2007): $70,798.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
March 31, 2008 was $1,948,054.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 8, 2008 (the last practicable date): Class: Common Stock, no par value - Outstanding as of April 8, 2008 was 13,741,912. The Company's OTC Bulletin Board Symbol is "AUCAF".

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

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. The business of ACOR during 2007 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

ACOR's website is located at WWW.AUSSIEOIL.COM.

CURRENT BUSINESS OPERATIONS

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2007 was $US 71.13.

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

On the Company's overriding royalties in Australia there were a total of 16 wells drilled in the Cooper/Eromanga Basin resulting in 13 producers, and 3 dry holes for the year ended December 31, 2007. For further information see Item 2 Description of Property.


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

FOREIGN CURRENCY

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on April 8, 2008 was $1.00 Australian = $093 United States.

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


RESEARCH AND DEVELOPMENT ACTIVITIES

During 2005 the Company began an aggressive program with its partners on Australian concessions PEL 108 and 112 located in South Australia by engaging a Geophysicist and a fifty member team to conduct a 190 kilometer 2D seismic survey and $1,900,000 worth of seismic data was also reviewed on PEL 108 and
112. ACOR entered into a farm-out agreement with Holloman Corporation where Holloman would commit to drill three (3) wells with the Company receiving a 13.8325% carried working interest through both the drilling and completion in these three wells. Subsequent to the end of the 2007 fiscal year, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program. For additional information see Description of Properties - Cooper/Eromanga Basin - PEL 108, 109 & 112 on page 11.

During the first quarter of 2007 the Company entered into a farmout arrangement on its 25% working interest in Vic/P60, an oil and gas concession located in the Bass Strait of Australia. The Company received $152,896 in cash and retained a 2.125% override. Subsequently Holloman acquired this working interest and has filed a request for an extension for additional time to evaluate the escalation of the costs of the 3-D seismic costs that has occurred since the execution of the agreement to perform the work program. Holloman is awaiting the government of Victoria decision as of April 8, 2008.

During 2007 the Company negotiated with JV Partners of Dallas where they would earn 50% working interest in ATP582 by bearing 100% of the costs associated with obtaining clear native title, pay 100% of the cost to shoot $US1,000,000 of new seismic and pay for 100% of the cost to drill one well. No exploration work can begin until the native title is cleared.

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

We have received a going concern opinion from our independent auditors report accompanying our December 31, 2007 and December 31, 2006 financial statements. The independent auditor's report accompanying our December 31, 2007 and 2006 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or general positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that covers parts of Queensland and South Australia. These Company's overriding royalties total 508,685 net royalty acres under 15,440,116 gross surface acres in fifteen concessions. In addition the Company also owns 60,398 net royalty acres under 893,199 gross acres in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia. See Table of Overriding Royalty Interests on page 9 for ownership and size of each concession.

The Eromanga Basin encompasses the southwestern portion of the State of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin.

The Cooper Basin is located in the northeast part of the State of South Australia. Management believes ACOR's overrides are in a prime location since the majority of ACOR's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of one billion barrels of oil equivalent and is making approximately $A118 billion worth of oil, gas and associated hydrocarbons per year (equivalent to about $110 billion in U. S. dollars) based on an oil price of $110 per barrel.

On the 16,333,315 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

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

                   NON-PRODUCING OVERRIDING ROYALTY INTERESTS

                                                 PERCENTAGE OF    NET
    AREA         CONCESSION              GROSS    1% OF GROSS   ROYALTY
                   HOLDER                ACRES    PRODUCTION     ACRES    BLOCKS
--------------------------------------------------------------------------------
BASS STRAIT OF GIPPSLAND BASIN
  VIC/P45    Apache Energy Ltd.         214,896       7.50%      1,284       12
  VIC/P53    Cue Petroleum              182,858       5.00%        731       11
  VIC/P54    Apache Energy Ltd.         155,676       5.00%        623       11
  VIC/P60    Holloman                   339,769     212.50%*    57,760       24
                                                                ======
                 TOTAL                  893,199                 60,398

COOPER-EROMANGA BASIN
   PEL 86   Victoria Petroleum       1,066,000      10.00%      8,528       56
   PEL 87   Victoria Petroleum       1,066,000      10.00%      8,528       56
   PEL 88   Cooper Energy            1,230,000      30.00%     29,520       64
   PEL 89   Victoria Petroleum       1,208,000      10.00%      9,664       66
   PEL 111  Victoria Petroleum         292,819      10.00%      2,343       56
 ATP 544    Australian Petroleum
              Industries Pty. Ltd.     901,600       8.08%      5,828       49
 ATP 550    Discovery Geo
              (Australia) Corp.        276,000      25.00%      5,520       15
 ATP 582    Cooper-Eromanga Oil      6,716,000      67.10%    360,515      365
 ATP 616    Sundance Resources         147,200     333.33%     39,253        8
                                    ----------                -------
                 TOTAL              12,903,619                469,699


                     PRODUCING OVERRIDING ROYALTY INTERESTS
                                                 PERCENTAGE OF   NET
    AREA         CONCESSION              GROSS    1% OF GROSS   ROYALTY
 & # of WELLS        HOLDER                ACRES    PRODUCTION   ACRES    BLOCKS
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
    PEL 115
      8 Wells  Victoria Petroleum      273,297       10.00%       2,186     56
  ATP 267
     25 Wells  Santos                  220,800       17.15%       3,029     12
  ATP 299
    102 Wells  Santos                  441,600        5.75%       2,031     24
  ATP 543      Vernon E. Faulconer
    1 Well        Australia, Inc.      956,800       25.00%      19,136     52
  ATP 560      First Sourceenergy
    3 Wells       Group Inc.           625,600       25.00%      12,512     34
  Patchawarra
     SW        Santos                   18,400        6.25%          92      1
                                      --------                 --------
                 TOTAL               2,536,497                   38,986

                            WORKING INTEREST HOLDINGS

                                          PERCENTAGE OF    NET
    AREA         CONCESSION       GROSS    1% OF GROSS   ROYALTY
                   HOLDER         ACRES    PRODUCTION     ACRES      BLOCKS
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
  ATP 582    ACOR              6,716,000   100.0000%    6,716,000      365
  PEL 100    Cooper Energy       145,659     1.0000%        1,456        8
  PEL 108    Holloman            506,811    13.8325%       70,104       28
  PEL 109    Holloman            372,633    13.8325%       51,544       20
  PEL 112    Holloman            818,904    13.8325%      113,275       45
                               ---------                ---------
                 TOTAL         8,560,007                6,952,379




The following is a summary of the Company's Australian properties divided into three areas 1) Gippsland Basin - Victoria, 2) Cooper/Eromanga Basin of South Australia and 3) Cooper/Eromanga Basin of Queensland:

BASS STRAIT OF THE GIPPSLAND BASIN

VIC/53

VIC/P53 is an offshore concession covering 182,858 gross acres under which the Company holds a 15% of 1% of gross production. Drilling is planned during the fourth quarter of 2008 on Vic/53 to test the Bazzard structure that has been identified by 3-D seismic. It is reported to be a large structure with the potential of having reserves in the 50 million barrel range. Other prospects were alsoidentified during the 3-D seismic program.


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


The Longtom-3 drilled and completed during the summer of 2006 clearly demonstrated that wells can be drilled in the field that will enable the production of gas at commercial rates. Two production tests were conducted on the well:

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

The Longtom-4 development well is scheduled for drilling during the summer of 2008. The first gas from the Longtom Gas Field is forecasted to occur during the third quarter of 2008. The operator estimates the daily production of 11,000 barrels of oil equivalent per day from the 3,400 foot pay section in the Longtom-3.

VIC/P60

VIC/P60 is an offshore concession covering 339,769 gross acres under which the Company holds a 25% working interest. In April 2005, the Company conducted a study of the data on VIC/P60 that identified six (6) structures, of which one of the six (6) structures, the A-1 Prospect lies in 100-200 meters of shallow water. The A-1 prospect is approximately 4.97 miles long and 1.24 miles wide with a seismic bright spot anomaly rated good to excellent. The seismic bright spot is 108' thick and 820' horizontal by 20,500' perpendicular wide behind a fault on the flank of the anticline. He has traced the beds to the nearest oil and gas fields after processing 5,000 +/- seismic lines.

The Company sold its 25% working interest for $152,896 in cash and retained an overriding royalty interest of 2.125% in concession Vic/P60. Subsequently Holloman acquired this working interest and has filed a request for an extension for additional time to evaluate the escalation of the costs of the 3-D seismic costs that has occurred since the execution of the agreement to perform the work program. Holloman is awaiting the government of Victoria decision as of April 8, 2008.


COOPER/EROMANGA BASIN - SOUTH AUSTRALIA


PEL 88


ACOR owns a 3/10ths of 1% overriding royalty interest under PEL 88, which covers 1,230,000 gross acres. Three prospects have been identified on PEL 88, Acacia, Casuarina and Lancier. The potential recoverable reserves of each of these prospects are 15,000,000 barrels of oil in the Acacia, 18,000,000 barrels of oil in the Casuarina and 48,000,000 barrels of oil in the Lancier. No assurance can be made that these prospects will be drilled.


PEL 100

ACOR holds a 1% working interest in the Cleansweep #1 which was drilled subsequent to the end of the 2007 fiscal year and was completed as a Birkhead formation producer. The well tested on 444 barrels of oil on a drill stem test. The Cleansweep well was drilled to a total depth of 8,694 feet and is estimated to have the potential of 4.8 million barrels of recoverable oil in place.

PEL 108, 109 & 112


On June 21, 2006, ACOR signed a farm-out agreement with Holloman Corporation of Odessa, Texas for the oil & gas exploration of ACOR's PELs 108, 109, & 112, located in South Australia in the prolific Cooper/Eromanga Basin. ACOR retained a 13.8325% carried working interest through the drilling and completion of the first 3 wells under PELs 108, 109, & 112.


Holloman Corporation became the new Operator. Holloman Corp. has agreed to drill and complete 3 wells to earn 66.667% working interest in all 3 areas. Holloman Corp. will carry ACOR for 13.8325% in the first three wells. After the third well, ACOR will pay its part of any future exploration performed on the 3 areas, subject to the terms of the Joint Operating Agreement. Subsequent to the end of the 2007 fiscal year, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program.

PEL 111


ACOR owns a 1/10th of 1% overriding royalty interest under PEL 111, which covers 292,819 gross acres. Mapping of PEL 111 seismic data coupled with the reprocessing of existing seismic data identified 20 leads and prospects for potential oil and gas in the Birkhead, Hutton, Tirrawarra and Patchawarra formations. The Ascender Prospect was drilled in September 2007 on PEL 111 and it is reported the well was drilled out of closure which could leave the West Ascender Prospect as future exploration target.


Of the 20 plus prospects seven have been classified as drillable prospects for potential oil in the Birkhead formation. Three of these drillable prospects are the Catalina, Gannet and Warhawk all of which are planned for drilling in 2008. The Catalina is most likely to be the first prospect drilled which has the potential of containing 24 billion cubic feet of gas and 1 million barrels of oil.

     PEL 115

This permit covers 273,297 gross acres under which ACOR holds an overriding royalty interest of 10% of 1% of gross production. PEL 115, is located in the prolific Cooper/Eromanga Basin in South Australia. The Mirage-1 well completed in July 2005 initially flowed clean oil at rate of 372 barrels of oil per day on a 1/2 inch choke. Mirage-1 is currently producing on optimized beam pump operation at a rate of 140 barrels of oil per day from the perforated 52 foot interval from 4330 feet to 4481 feet.

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

In the southern part of PEL 115, interpretation of the 3D Mirage and extensive 2D seismic data have defined four Jurassic and Permian oil and gas prospects (Voodoo, Fury, Airacobra and Thuderbolt). In the northern part of PEL 115 two Jurassic prospects have been identified (Avro and Skyhawk) and three Permian prospects known as the Delta, Hurricane and Metear. No drilling dates have been announced for these propects.

COOPER/EROMANGA BASIN - QUEENSLAND


ATP 299


ACOR owns a .0575% of 1% ORRI under ATP-299 and its Petroleum Licenses which covers 441,600 gross acres and currently has 102 completed wells under which ACOR receives overriding royalties. The Tintaburra Block is reported to contain approximately 84 million barrels of proved plus probable oil in place. The 2006 program included the development of the Mulberry Field, which could potentially recover an additional 20 million barrels of oil from the Block.

Twenty-three (23) were drilled in the Tintaburra Block in 2006. Of the twenty-three (23), there were three (3) Plugged & Abandoned. Initial production rates from these wells average 200 barrels of oil per day. Production is expected to increase as more of the successful wells are brought on-line and as the wells receive pressure support from the nearby water injection wells.

Nine(9) additional Tintaburra wells were added in 2007 to the number of producing wells on ATP 299 increasing the total number of productive wells to
102. Also during 2007 four wells were drilled from a single pad and all encountered the primary target, the Mid-Birkhead reservoir with reservoir thickness ranging from 5 to 15 meters. These wells are being used to accelerate production and improve sweeping efficiency in the Mid-Birkhead reservoir.

The program so far has been the most successful onshore oil-drilling program undertaken in Australia with a success rate for drilling in the mid Birkhead reservoir unit at 80 acre spacing continues at in excess of 80%.

ATP 267

An eleven well exploration, appraisal and development drilling campaign was announced in December 2006 on ATP 267 under which the Company holds an overriding royalty interest of 17.15% of 1%. ATP 267 covers approximately 220,800 gross acres. An application has been made for a Petroleum Lease over the area of the Currambar-1 oil discovery, which was drilled in January 2006 in ATP 267P. The well is awaiting installation of surface facilities before being placed on production. The Nockatunga joint venture is planning to undertake a multi-well appraisal and development drilling campaign, which will include further drilling on the Muthero oil field to appraise the Birkhead oil pool discovered in the Muthero-3 well. Santos is operator of the Nockatunga oil fields.

On December 31st 2006, the Dilkera North-1 exploration well was spudded and reached a total depth of 4,717 feet subsequent to year-end. The drill stem test (" DST") 1 over the interval 3448-3477 feet in the Murta Member recovered 31 barrels of oil. The well was cased and suspended as a future oil producer in 2007.

The Kamel-1 well was drilled in March 2007 and was tied to the production field facilities of the Thungo Oil Field and brought on line in early January 2008. Two wells were drilled in the Nockatunga oil field in October 2007 however, no commercial hydrocarbons were encountered.

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


On September 26th, 2006 entered into a Joint Venture arrangement where the partner will operate the concession and plans to shoot new a seismic grid survey over the leads identified by ACOR management from old seismic data to confirm good drillable targets with plans to drill a well. ACOR will be carried for 50% WI in the 1st well drilled under ATP-582. No exploration work can begin until native title has been cleared.

DOMESTIC - KENTUCKY

The Company entered into an Agreement with Resource and Energy Technologies Company for the drilling and development of oil and gas in the Park City Field Prospect in Edmonson County, Kentucky. The field is located in the Highland Rim Physiographic Province that extends over portions of central Kentucky and middle Tennessee.


ACOR originally held a 1/8th Working Interest in the Park City Gas Field, however, negations are currently in progress for entering into a Pooling Agreement that could change the Company's working interest. The Operator reported in April 2008 "that the gas wells in the Park City Gas Field have been hooked up to the gathering system. The meter run skids have been installed at each wellhead. The gathering system has been purged and is charged. The gas plant has arrived and has been installed. The mechanical and electrical completion for the plant is scheduled for the 12th or 13th of this month. Commissioning is scheduled to begin about the 15th. This start-up phase should last about three week."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fiscal year ended December 31, 2007, no matters were submitted to the Company's stockholders for approval, other than the election of directors and ratify the selection of auditor at the annual meeting held December 21, 2007.


                                                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET FOR COMMON EQUITY

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2007 and 2006, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                                             2007                   2006
                                    --------------------------------------------
                                     HIGH        LOW          HIGH        LOW
                                    ------      ------       ------     -------
         1st Quarter                 $0.43      $0.24         $1.75      $0.27
         2nd Quarter                  0.40       0.25          1.87       0.80
         3rd Quarter                  0.32       0.15          1.05       0.25
         4th Quarter                  0.69       0.32          0.41       0.27


The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2007 was 322 of record, which does not include stockholders whose shares are held in street or nominee names. We have no outstanding stock options or warrants to purchase our securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2007, the Company issued 427,643 unregistered shares to consultants for a value of $136,762.90. Also during the year the Company issued 100,000 unregistered shares as consideration to certain officers and directors for a value of $33,000. The Company acquired an override under two offshore concessions located in Western Australia for 100,000 shares of restricted common stock valued at $25,000.


SHARES ELIGIBLE FOR FUTURE SALE

On April 8, 2007 the Company had 13,916,912 common shares issued and outstanding, of which the Company believes it has approximately 5,200,000 shares that can be sold pursuant to Rule 144 under the Securities Act of which approximately 1,250,000 shares is held by officers and directors.

A current shareholder who is an "affiliate" of the Company, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Company, will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about the Company. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding the sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least six months may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes accompanied thereto. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this SEC 2007 Form 10-KSB, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL DISCUSSION:

ACOR's 2007 fiscal year was another active year on the companies properties in Australia. On the Company's overriding royalties in Australia there were a total of 16 wells drilled in the Cooper/Eromanga Basin resulting in 13 producers, and 3 dry holes for the year ended December 31, 2007.

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

The Company entered into a Letter Agreement in December 2006, which led to a formal agreement being entered into during the first part of 2007 to sell its 25% working interest in an offshore oil and gas concession located in the Bass Strait known as Vic/P60. The terms of the sale was cash of $152,896 in cash and retained an overriding royalty interest of 2.125%.

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

ACOR has overriding royalty interests under 16,333,315 gross surface acres in the Cooper/Eromanga and Bass Strait of the Gippsland Basin plus has working interest under 8,560,007 gross surface acres. For additional information regarding these concessions including those mentioned above in this section see
Item 2 Description of Property on page 8.

ACOR's management is optimistic about the future drilling planned on its Australian interests, especially for the next couple of years.

RESULTS OF OPERATION

The Company's oil and gas revenues were up approximately 68% when comparing 2006 to 2007. In 2006 the revenues were $42,145 compared to $70,798 in 2007. The increase in drilling activity that began in 2005 coupled with the increase in crude oil prices increased the Company's revenues in Australia on its overriding royalties primarily concessions ATP 299 and ATP 267. It is normal to have 3 to 6 month delay for Australian entities to distribute production revenues. Additional drilling occurred during the later part of 2007, which provides the opportunity for greater sources of revenue from its investments in Australia.

The categories of Personnel Costs, Professional fees and Promotion and advertising reported expenditures of $436,221 for 2006 compared to $275,417, for 2007. Of the $436,221 the Company paid $262,000 through the issuance of unregistered common stock in 2006 and of the $275,417 the Company paid $136,793 through the issuance of unregistered common stock in 2007. The unregistered shares were issued for those services based on the close stock price at the time of issuance without any discount for their lack of liquidity. The allocation of the $213,638 in personnel cost is $155,500 for contract services, $32,400 in wages and $25,600 for officer compensation. The unusual decrease in Promotion and Advertising from $287,824 in 2006 to ($22,169) is directly related to the return of 150,000 shares of the Company's common stock that was originally issued for Public Relation services that was returned during 2007.

The other categories of expenditures for 2005 are not significant. However there was a dramatic decrease in director fees from $161,412 in 2006 to $65,560 incurred in 2007.

Other income for the Company includes interest earned in 2006 of $10,645 compared to no interest income for 2007. The decrease is due to lower cash balances held in interest bearing accounts.

The net loss for the year ended December 31, 2006 was $620,354 compared to a net loss of $329,570 for the year ended December 31, 2007. Per share losses were $0.02 per share for the year ended 2007 compared to $0.05 per share for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2007 were $97,058 compared to $14,181 on December 31, 2006. The increase in current assets is due to the increase of both cash on hand and accounts receivable. Accounts receivable are oil sales that have been made but have not been received. The Total Current Liabilities as of December 31, 2007 were $463,002 placing the Company's liquidity ratio of current assets to current liabilities at .20 to 1 being an improvement over the previous year that had Total Current Liabilities on December 31, 2006 of $345,769 placing the Company's liquidity ratio of current assets to current liabilities at .04 to 1. Cash on hand as of December 31, 2007 was $71,777 as compared to $2956 on hand as of December 31, 2006.

The Company plans to meet its operating expenditures from a private placement of its restricted common stock. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company decreased slightly from $1,085,996 on December 31, 2006 to $1,032,775 on December 31, 2007, a decrease of $53,221. The Company oil and gas properties decreased from $994,058 in 2006 to $872,595 a decrease of $121,463 primarily due to the sale of the Company's 25%working interest in oil and gas concession known as Vic/P60.

Total Current Liabilities of the Company increased from $345,769 on December 31, 2006 to $463,002 on December 31, 2006. The loans from officers/directors of the Company was increased from $177,194 on December 31, 2006 to $214,786 on December 31, 2007.

The accrued expenses for shown for December 31,2007 are $164,400 in director fees, $66,000 in consulting fees and the $16,600 in accrued interest.

SUBSEQUENT EVENTS

Subsequent to the end of the 2007 fiscal year, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program. No assurance can be made that an extension of time will be granted by the South Australian Government and if granted that additional wells will be drilled on PEL 112.


PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company was successful in both 2006 and 2007 entered into farm-out arrangements to defer the exploration commitments on six concessions.

MATERIAL COMMITMENTS

The Company had material commitments on several working interest properties in Australia. However during 2007 the Company was successful in entering into farm-out arrangements to transfer the exploration cost to others in lieu of cash, carried working interest or an override.

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

AUDIT COMMITTEE REPORT

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2007. The audit committee has also discussed with Killman, Murrell & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Killman, Murrell & Company, P.C. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Killman, Murrell & Company, P.C. their independence.

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

                                                                     DATE FIRST
                                         POSITION WITH                ELECTED
   NAME                     AGE           THE COMPANY               AS DIRECTOR
--------------------------------------------------------------------------------
Kenneth W. Campbell          77           Director                     1997
Robert Kamon                 80           Director &                   1997
                                          Secretary
Howard Siegel                65           Director                     2006
Jan Soleimani                56           Director                     2007
Andre Sakhai                 27           Director &
                                          President                    2005

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

                                                                   DATE FIRST
                                       POSITION WITH               ELECTED
       NAME             AGE            THE COMPANY                AS OFFICER
 -------------------------------------------------------------------------------
 Robert Kamon            80             Secretary &                  1997
                                        Director

 Andre Sakai             27             President &                  2005
                                        Director

 Bernard Lipton          67             Chief Financial Officer      2007

ANDRE SAKHAI, President & Director, attended Arizona State University, which included a curriculum of financial accounting and microeconomics, as well as money and banking. Mr. Sakhai is a licensed real estate salesperson in the state of New York and has other experience in computer functions as well as experience in all aspects of the financial markets.

BERNARD LIPTON, CHIEF FINANCIAL OFFICER, is a 1962 graduate from the Brooklyn College and has been a Certified Public Accountant since 1968 in the state of New York. His accounting firm specializes in providing tax services and consulting for both corporate and individuals.

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

HOWARD SIEGEL, Director, is a graduate of the University of Oklahoma and has a law degree from Saint Mary's University Law School. Mr. Siegel has been a member of the State of Texas Bar Association since 1969 and became a member of the Colorado Bar Association in 1989. Mr. Siegel has over thirty years of experience in all matters of corporate law, oil & gas, real estate, employee benefits, taxation and general practice.

JAN SOLEIMANI, DIRECTOR, is the owner of Bokara Rug Company in New York. His company manufactures high quality handmade rugs for distribution to elite furniture stores across the United States. Mr. Soleimani has been an active businessman for 32 years in the manufacturing and distribution of high quality handmade rugs plus has been involved in other successful business ventures including real estate development.

FAMILY RELATIONSHIPS

There are no family relationships between the officers and directors of the Company, however Ely Sakhai, a major shareholder is the father of Andre Sakhai, president and director of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

The executive officers of ACOR have received no salary or cash bonuses since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.

The Company issued 100,000 unregistered shares of the Company's common stock as compensation to its officers and directors for a total value of $33,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 8, 2008 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                            # OF SHARES
             NAME AND                       BENEFICIALLY           PERCENT OF
      ADDRESS OF STOCKHOLDER                  OWNED                   CLASS
 -------------------------------------------------------------------------------
Tensleep Oil & Production, Inc.*             908,000                 6.525%
1304 Avenue L
Cisco, Texas   76437

Ken Campbell                                 250,000                 1.796%
307 Triune Bay
Calgary, Alberta T1X 1G4
Canada

Robert Kamon**                             1,994,501                14.332%
1304 Avenue L
Cisco, Texas  76437

Howard Siegel                                 40,000                  .287%
P.O. 940572
Houston, Texas 77094


Andre Sakhai                                 161,211                 1.158%
10 East 29th Street, Apt. 12J
New York, New York 10016

Jan Soleimani                                850,000                 6.107%
21 Windsor Dr.
Old Westbury, New York   11568

Bernard Lipton                                60,000                  .431
760 Jericho
Westbury, NY 11590

All officers and directors as a group      4,263,712                30.636%

Ely Sakhai                                 3,159,105                22.701%
10 Windsor Dr.
Old Westbury, New York   11568

*Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Robert Kamon owns 50% of the shares of Tensleep.

**Robert Kamon's (1,447,507 shares), Tensleep's (908,000 shares), International Oil Lease Service Corp.'s (394,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT NO.                 DESCRIPTION
---------------     ---------------------------------------------------------

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

     31.2 *Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32. *Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Killman, Murrell & Company, P.C. served as the Company's independent auditor for the years ended December 31, 2005, 2006 and 2007. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2007 and 2006 were $50,620 and $32,107 respectively.

Tax Fees: The Company incurred no fees for tax compliance with the Company's principal auditor for 2007 and 2007.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AUSTRALIAN-CANADIAN OIL
                                           ROYALTIES LTD.

Dated:    April 10, 2008                   /S/    ANDRE SAKHAI
                                           ----------------------------------
                                           Andre Sakhai, President & CEO


Dated:    April 10, 2008                   /S/   BERNARD LIPTON
                                           ----------------------------------
                                            Bernard Lipton CFO

                     Australian-Canadian Oil Royalties Ltd.



                          INDEX TO FINANCIAL STATEMENTS





Report of Independent Registered Public Accounting Firm ..................   F-2

Balance Sheets -- December 31, 2007 and 2006 .............................   F-3

Statements of Operations and Comprehensive Loss for
     the Years Ended December 31, 2007 and 2006 ..........................   F-4

Statements of Stockholders' Equity for the Years Ended
     December 31, 2007 and 2006 ..........................................   F-5

Statements of Cash Flows for the Years Ended
     December 31, 2007 and 2006 ..........................................   F-6

Notes to Financial Statements ............................................   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ KILLMAN, MURRELL & COMPANY, P.C.
------------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas

March 7, 2008


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS
                           December 31, 2007 and 2006


                                                                                  2007           2006
                                                                              -----------    -----------
                                                      ASSETS
CURRENT ASSETS
     Cash                                                                     $    71,777    $     2,956
     Accounts receivable                                                           23,651         11,225
     Prepaid expenses and other                                                     1,630           --
                                                                              -----------    -----------
         Total Current Assets                                                      97,058         14,181
                                                                              -----------    -----------

PROPERTY AND EQUIPMENT
     Oil and gas properties-being amortized                                       122,009        122,009
     Oil and gas properties-not being amortized                                   872,595        994,058
     Office equipment and software                                                 23,671         18,421
     Accumulated depletion and depreciation                                       (83,642)       (63,757)
                                                                              -----------    -----------
         Net Property and Equipment                                               934,633      1,070,731
                                                                              -----------    -----------

OTHER ASSETS                                                                        1,084          1,084
                                                                              -----------    -----------


     TOTAL ASSETS                                                             $ 1,032,775    $ 1,085,996
                                                                              ===========    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $     1,234    $     1,757
     Accrued expenses                                                             246,982        166,818
     Loans from officers                                                          214,786        177,194
                                                                              -----------    -----------
         Total Current Liabilities                                                463,002        345,769
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock no par (50,000,000 shares
          authorized, none outstanding)                                              --             --
     Common stock, no par (50,000,000 shares
          authorized, 13,741,912 and 13,264,269 shares
          respectively outstanding)                                             2,842,343      2,686,550
     Additional paid in capital                                                   163,951        160,751
     Accumulated deficit                                                       (2,436,525)    (2,107,078)
     Other comprehensive income:
        Foreign currency translation adjustment                                         4              4
                                                                              -----------    -----------
         Total Stockholders' Equity                                               569,773        740,227
                                                                              -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,032,775    $ 1,085,996
                                                                              ===========    ===========





                 The accompanying notes are an integral part of these financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 For the Years Ended December 31, 2007 and 2006


                                                        2007            2006
                                                   ------------    ------------
OPERATING REVENUES
     Oil and gas revenues                          $     70,798    $     42,145

COST OF REVENUES
     Lease operating expenses                              --            11,130
     Production taxes                                        18              17
     Depletion                                           12,506           7,218
                                                   ------------    ------------

         GROSS PROFIT                                    58,274          23,780
                                                   ------------    ------------

OPERATING EXPENSES
     Personnel costs                                    213,638          92,681
     Professional fees                                   82,948          55,716
     Promotion and advertising                          (22,169)        287,824
     Office expenses                                     11,495          15,634
     Depreciation and amortization                        7,379           6,141
     Directors' fees and other                           65,560         161,412
                                                   ------------    ------------

         Total Operating Expenses                       358,851         619,408
                                                   ------------    ------------

(LOSS) FROM OPERATIONS                                 (300,577)       (595,628)

OTHER INCOME
     Interest income                                       --            10,645
     Interest expense                                    (9,006)        (25,493)
                                                   ------------    ------------

(LOSS) BEFORE INCOME TAXES                             (309,583)       (610,476)

Australian income taxes                                  19,987           9,878
                                                   ------------    ------------

         NET LOSS                                      (329,570)       (620,354)


OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment                123            --
                                                   ------------    ------------

         TOTAL COMPREHENSIVE LOSS                  $   (329,447)   $   (620,354)
                                                   ============    ============

Net loss per weighted average share outstanding    $      (0.02)   $      (0.05)
                                                   ============    ============

Weighted average shares outstanding                  13,648,421      12,648,703
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2007 and 2006



                                                                                             ACCUMULATED
                                                                ADDITIONAL    ACCUMULATED        OTHER
                                         COMMON STOCK              PAID IN     EARNINGS/     COMPREHENSIVE
                                     SHARES         AMOUNT         CAPITAL     (DEFICIT)        INCOME        TOTALS
                                     ------         ------         -------     ---------        ------        ------

BALANCES, December 31, 2005        11,135,042    $ 1,995,287    $   153,247   $(1,486,724)   $         4   $   661,814

Non-cash stock issuances:
     Services                         600,000        262,000           --            --             --         262,000
     Oil and gas properties           100,000         45,000           --            --             --          45,000
     Notes payable to directors       574,679        155,163           --            --             --         155,163
     Director's fees                   30,000         29,100           --            --             --          29,100
Cash stock sales                      922,222        200,000           --            --             --         200,000
Contributed expenses                     --             --            7,504          --             --           7,504
Shares returned                       (97,674)          --             --            --             --            --
Net loss                                 --             --             --        (620,354)          --        (620,354)
                                  -----------    -----------    -----------   -----------    -----------   -----------

BALANCES, December 31, 2006        13,264,269      2,686,550        160,751    (2,107,078)             4       740,227

Non-cash stock issuances:
     Services                         487,643        157,793           --            --             --         157,793
     Oil and gas properties           100,000         25,000           --            --             --          25,000
     Director's fees                   40,000         12,000           --            --             --          12,000
Contributed expenses                     --             --            3,200          --             --           3,200
Shares returned                      (150,000)       (39,000)          --            --             --
                                                                                                               (39,000)
Net loss                                 --             --             --        (329,447)          --        (329,447)
                                  -----------    -----------    -----------   -----------    -----------   -----------

BALANCES, December 31, 2007        13,741,912    $ 2,842,343    $   163,951   $(2,436,525)   $         4   $   569,773
                                  ===========    ===========    ===========   ===========    ===========   ===========







                    The accompanying notes are an integral part of these financial statements.



                                      AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                              STATEMENTS OF CASH FLOWS
                                  For the Years Ended December 31, 2007 and 2006

                                                                    2007           2006
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (329,447)   $  (620,354)
Adjustments to reconcile net (loss) to net cash
   provided by operations:
     Depreciation, depletion and amortization                        19,884         13,359
     Value of expenses contributed by officers                        3,200          7,504
     Stock issued for services                                      143,793        262,000
     Stock issued for directors' fees                                12,000         29,100

Changes in:
     Receivables                                                    (12,426)        (2,496)
     Prepaid expenses                                                (1,630)          --
     Interest payable                                                  --            2,325
     Other accrued expenses                                          80,165        159,193
     Accounts payable                                                  (523)        (8,262)
                                                                -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES                             (84,984)      (160,631)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of office equipment                                 (5,250)          --
     Acquisition of oil & gas properties                            (35,872)      (104,390)
     Proceeds from sale of oil and gas properties                   157,335           --
                                                                -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                               116,213       (104,390)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction in notes payable to officers                         (47,408)          --
     Proceeds from notes payable to officers                         85,000         64,186
     Sale of common stock                                              --          200,000
     Restricted certificates of deposit                                --        1,000,000
     Bank notes                                                        --       (1,000,000)
                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            37,592        264,186
                                                                -----------    -----------


     Decrease in cash for year                                      (68,821)          (835)

         Cash and cash equivalents, beginning of year                 2,956          3,791
                                                                -----------    -----------

         Cash and cash equivalents, end of year                 $    71,777    $     2,956
                                                                ===========    ===========


SUPPLEMENTAL DISCLOSURES:
Cash payments for:
         Interest                                               $     3,010    $    18,864
         Australian income taxes                                     19,987          9,878
     Noncash Investing and Financing Activities:,
         Stock issued for oil and gas properties and drilling        25,000         45,000
         Stock issue for related party notes and interest              --          155,163


              The accompanying notes are an integral part of these financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES (CONTINUED)

Costs of producing royalty interests acquired in 1997 are being amortized over the estimated reserves reported by the Queensland, Australia government at June 30, 2007; as revised by subsequent reports for discoveries, changes in estimates, etc.; based on actual quantities sold. (These reports are generally released one year after the end of the reporting period.) Costs of non-producing interests are not being amortized pending development or production and sale of oil or gas, but they are assessed for impairment on an aggregate country-by-country basis.

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

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian laws the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has unused operating loss carry-forwards at December 31, 2007 that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

               AMOUNT OF UNUSED OPERATING             EXPIRING DURING YEAR ENDED
                    LOSS CARRYFORWARD                         DECEMBER 31,
                    -----------------                         ------------

                      $   163,410                                 2008
                           65,277                                 2009
                          104,895                                 2010
                          158,320                                 2011
                          614,874                                 2012
                          620,354                                 2013
                          329,446                                 2014
                      -----------
                      $ 2,056,576
                      ===========



                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES (CONTINUED)

The difference between taxable income and net income for financial reporting is the write-down of the oil and gas properties due to the ceiling test that is not deductible for tax purposes.

The potential tax benefit from these operating loss carry-forwards is $945,983 and $818,800 in 2007 and 2006, respectively. The Company has recognized a valuation allowance against these deferred tax assets due the inability to foresee when such benefits will be realized.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $19,987 and $9,878 in 2007 and 2006, respectively.

LOSS PER SHARE

U.S. accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted

Weighted average shares outstanding were 13,648,421 and 12,648,703 for 2007 and 2006, respectively. Outstanding common stock equivalents have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

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

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified in order to conform to the 2007 financial statement presentation.

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006




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



NOTE 2:   ACCOUNTS RECEIVABLE


At December 31, 2007 and 2006 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $23,651 and $11,225, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

The cost bases of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect is receivables.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 3:   PROPERTIES AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2007 and 2006.

                                                     2007               2006
                                                 -----------        -----------
Oil and gas properties                           $   994,604        $ 1,116,067
Office equipment                                       8,120              2,870
Seismic analysis software                             15,551             15,551
                                                 -----------        -----------

    Total costs                                    1,018,275          1,134,488

    Accumulated depletion                            (63,470)           (50,964)
    Accumulated depreciation                         (20,172)           (12,793)
                                                 -----------        -----------

Net Property and Equipment                       $   934,633        $ 1,070,731
                                                 ===========        ===========

Depreciation expense was $7,379 and $6,141 for 2007 and 2006. The office equipment and the software are being depreciated on a straight-line basis over three years.

NOTE 4:  OIL AND GAS PROPERTIES

Following is a summary of capitalized costs related to oil and gas properties:


                                                  2007                         2006
                                      --------------------------    --------------------------
                                        AUSTRALIA        U.S.        AUSTRALIA         U.S.
                                      -----------    -----------    -----------    -----------
Acquisition cost                      $   516,586    $     4,378    $   480,714    $     4,378
Exploration cost                          503,016           --          503,015           --
Assignments, transfers, and rentals         4,688           --          162,023           --
Less allowance for excess costs           (34,064)          --          (34,064)          --
                                                                                   -----------

     Total                                990,226          4,378      1,111,688          4,378
Less accumulated depletion                (61,272)        (2,198)       (48,848)        (2,116)
                                      -----------    -----------    -----------    -----------

     Net Oil and Gas Properties       $   928,954    $     2,180    $ 1,062,840    $     2,262
                                      ===========    ===========    ===========    ===========

                             Costs Excluded from Amortization as of December 31, 2007


Excluded acquisition costs incurred during 2007                       $  35,000
Sale of interest in excluded acquisition costs during 2007             (157,335)
Excluded acquisition costs incurred during 2006                          75,000
Excluded exploration costs incurred during 2006                          63,854
Excluded acquisition costs incurred during 2005                          31,076
Excluded exploration costs incurred during 2005                         439,161
Sale of interest in excluded exploration costs during 2005             (338,500)
Excluded acquisition costs incurred during 2004                         247,875
Excluded exploration costs incurred during 2004                          10,280
Excluded acquisition costs incurred during 2003                          27,000
Excluded costs incurred prior to 2003                                   437,306
                                                                      ---------
Total costs excluded from amortization                                $ 870,717
                                                                      =========

                                   (Continued)
                                      F-11

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 4:  OIL AND GAS PROPERTIES (CONTINUED)

The costs producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 2007, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, ATP 543, and ATP 560. Other interests have not produced marketable oil or gas from which the Company has received revenues. The costs associated with these properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $12,506 and $7,218 for 2007 and 2006.

In addition to depletion, these costs are subjected to a "ceiling" test based on reported reserves. It has been determined that book values exceed the ceiling test at December 31, 2007 and 2006. Adjustments to reduce the carrying values based on the ceiling tests were $0 in 2007 and $0 in 2006. Additionally, as discussed below, the U.S. investment was determined to be impaired.

Australia

During 2007, the Company acquired a 1/30th of 1% Overriding Royalty Interest under WA272 and WA372 for $35,000 (this purchase was paid for by issuing stock). Other lease maintenance costs, which included license fees on PEL's 108, 109 and 112 totaled $872. The Company sold their working interest in VIC/P60 for a total of $152,886, but retained a 2.125% overriding royalty interest. The Company received a refund of overpayment of seismic costs in the amount of $4,449.

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

NOTE 5:   LOANS FROM SHAREHOLDERS AND NOTES PAYABLE

During 2007, the Company borrowed additional funds from its previous president in the amount of $85,000. The Company repaid a portion of the loans to its current secretary in the amount of $47,408. Loans from current and previous officers totaled $214,786 as of December 31, 2007.

During 2006, the Company borrowed additional funds from its previous president and current secretary in the amount of $64,186. The Company repaid a portion of the loans to its previous president during 2006 in the amount of $155,163. Loans from officers totaled $177,194 as of December 31, 2006.

The Company had outstanding loans of $1,000,000 from the American State Bank of Cisco, as of December 31, 2005. These notes were six month notes and were renewed in April and December each year since the Company started borrowing in 2001. The balances outstanding at December 31, 2005 bear interest at 4.88% and were due and paid in total in June, 2006. These notes were secured by certificates of deposit shown as restricted cash on the balance sheet. Total interest incurred on these bank notes during 2006 was $18,864.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


NOTE 6:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2007 and 2006. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2007 and 2006, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $36,912 and $52,192, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary for filing fees during 2007, which totaled $5,913.

The Company borrowed $85,000 and $64,186 from two of its current and previous officers during 2007 and 2006. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2007 and 2006, the Company's accounts payable was $1,028 and $1,606, respectively payable to related parties.

Common Shares to Directors - The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2007, valued at $0.30 per shares, being the market value on June 22, 2007. The Compensation Committee approved 30,000 shares of restricted stock per director for the year of 2006, valued at $0.97 per share, being the market value on June 28, 2006. This recommendation by the Compensation Committee was voted on and approved by the Board of Directors and has been recorded as an expense in these financial statements in the amounts of $60,000 and $145,500, respectively for 2007 and 2006. This stock will be issued to each director at the director's discretion. Howard Siegel is the only director whose stock was issued in 2007 and 2006 in the amount of 40,000 shares and 30,000 shares.

NOTE 7:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where most of its properties are presently located. Approximately 90% of all operating revenues reported by the Company during 2007 and 2006 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2007 and 2006 are also related to the revenue received from the Australian royalties. Australian revenues were $70,409 and $41,008 in 2007 and 2006.

Essentially all of the Company's administrative costs are incurred in the United States. Leasing operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.

NOTE 8:   STOCK TRANSACTIONS

During 2007, the Company issued 627,643 shares. A total of 100,000 shares were issued for officer and director compensation, valued at $33,000; 225,000 shares were issued for public relations, valued at $63,000; 100,000 shares were issued for an interest in an Australian property, valued at $25,000; and 202,643 shares were issued for services valued at $73,793. A total of 150,000 shares were returned to the Company for public relations valued at $39,000.

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

NOTE 9:   CONTINGENCIES

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

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 10:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are all located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000 per depositor. Combined balances at December 31, 2007 at the Company's primary bank did not exceeded federally insured limits.

NOTE 11:   GOING CONCERN CONSIDERATIONS

As of December 31, 2007, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interest it holds in Australia, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources, unless required to fulfill its obligation in Australia.

NOTE 12:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2007.

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

                                                         GAS (MCF)    OIL (BBLS)
                                                         ---------    ----------
Reserves reported by the Queensland
     Government as of June 30, 2007                          123         21,030
Additions or adjustments after 1997                       15,272          2,350
  Discoveries                                               --             --
  Cumulative previous production                          (4,232)        (3,990)
  Current year production                                   --           (1,211)
                                                         -------        -------

   Unrecovered reserves                                   11,163         18,179
                                                         =======        =======





                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 12:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)

               RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (1)
                      For the Year Ended December 31, 2007

                                             AUSTRALIA       U.S.       TOTAL
                                             ---------    ---------   ---------
Sales of oil and gas                         $  70,408    $     390   $  70,798

Production costs (including taxes)                --           --          --
Acquisition, exploration
     and development                            31,423         --        31,423
Sale of non-producing interest                (152,886)        --      (152,886)
Depletion                                       12,506         --        12,506
                                             ---------    ---------   ---------
Results of operations from
     producing activities (excluding
     corporate overhead)                     $ (38,549)   $     390   $ (38,159)
                                             =========    =========   =========


All sales were to unaffiliated entities.

       CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (1)
                              At December 31, 2007

                                                   AUSTRALIA              U.S.
                                                   ---------          ---------
Unproved properties
     (not being amortized)                         $ 870,717          $   1,878
Proved properties
     (being amortized)                               119,509              2,500
                                                   ---------          ---------

   Total Capitalized Costs                           990,226              4,378

Allowance for excess costs                           (34,064)              --
Accumulated depletion                                (61,272)            (2,198)
                                                   ---------          ---------

Net Capitalized Costs                              $ 894,890          $   2,180
                                                   =========          =========

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


  NOTE 12: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)


 COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
                      For the Year Ended December 31, 2007

                                               AUSTRALIA            U.S.
                                              ----------       ------------
Property acquisition costs:
     Proved                                   $   --           $       --
     Unproved                                   35,000                 --
     Exploration costs                          (3,577)                --
     Development costs                            --                   --
                                              --------         ------------

Total                                         $ 31,423         $       --
                                              ========         ============

(1) As mentioned at Note 4, the Company acquired a working interest in the Park City Gas Field in the U.S. that has been drilled but is not in production, except for a small amount of oil. The operator's petroleum engineer has performed a volumetric calculation of estimated gas in place. However, reliable reserve information (and value) for this property is highly subjective at the time of preparation of these financial statements because the field has opened a previously unexplored area in Kentucky and there has been no way to predict production rates or decline curves. Producible reserves are relatively shallow and there has not been a substantive test of the production rates and rate of decline of the estimated reserves. Because of these facts, a reliable estimate of the timing of production and future cash flows has not been determined. Since reliable information is not available at the time of preparation of these financial statements, the Company has not presented the disclosures of reserve information that are normally required for working interests based on information that management believes could prove to be unreliable or unsupportable.

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



NOTE 14 - SUBSEQUENT EVENTS


Subsequent to the end of the 2007 fiscal year, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program. No assurance can be made that an extension of time will be granted by the South Australian Government and if granted that additional wells will be drilled on PEL 112.