Form 10QSB
period 2008-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-05-09
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from              to              .
                                               -------------- --------------


                           Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
             (Exact Name of Registrant as Specified in its Charter)



   British Columbia, Canada                                       75-2712845
------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification #)


      1301 Avenue M, Cisco, TX                                      76437
      ------------------------                                      -----
(Address of Principal Executive Offices)                         (Zip Code)

                                 (254) 442-2638
                                 --------------
                Registrant's Telephone Number Including Area Code


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           There were 13,916,331 shares of common stock, No Par Value, outstanding as of March 31, 2008


Transitional Small Business Disclosure Format;  [  ] Yes     [X] No



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS


                                                                 March 31,      December 31,
                                                                   2008             2007
                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $   100,588    $    71,777
   Accounts receivable                                               14,726         23,651
   Prepaid expenses and other                                        35,250          1,630
                                                                -----------    -----------

         Total Current Assets                                       150,564         97,058
                                                                -----------    -----------



PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           122,009        122,009
   Oil and gas properties-not being amortized                       872,595        872,595
   Office equipment and software                                     23,671         23,671
   Accumulated depreciation and depletion                           (87,568)       (83,642)
                                                                -----------    -----------

         Net Property and Equipment                                 930,707        934,633
                                                                -----------    -----------

OTHER ASSETS                                                          1,084          1,084
                                                                -----------    -----------

         TOTAL ASSETS                                           $ 1,082,355    $ 1,032,775
                                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $     1,361    $     1,234
   Accrued expenses                                                 260,363        246,982
   Loans from officers                                              214,786        214,786
                                                                -----------    -----------

         Total Current Liabilities                                  476,510        463,002
                                                                -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                              --             --
   Common stock, no par (50,000,000 shares authorized
        13,916,331 and 13,741,912 shares, respectively,
         issued and outstanding)                                  2,931,984      2,842,343
   Additional paid in capital                                       208,751        163,951
   Accumulated deficit                                           (2,534,894)    (2,436,525)
   Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------

         Total Stockholders' Equity                                 605,845        569,773
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,082,355    $ 1,032,775
                                                                ===========    ===========



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


                                                      2008             2007
                                                  ------------     ------------



OIL AND GAS REVENUES                              $     27,315     $     27,944

COST OF SALES
   Production taxes                                         26             --
   Depletion                                             3,488            3,282
                                                  ------------     ------------

     GROSS PROFIT                                       23,801           24,662
                                                  ------------     ------------

OPERATING EXPENSES
   Personnel costs                                      71,453           37,156
   Professional fees                                    23,280           15,690
   Promotion and advertising                            10,074            5,600
   Office expenses                                       3,128            4,496
   Depreciation                                            437            1,973
   Directors' fees and other                             4,035             --
                                                  ------------     ------------

         Total Operating Expenses                      112,407           64,915
                                                  ------------     ------------

OPERATING LOSS                                         (88,606)         (40,253)

OTHER INCOME/(EXPENSE)
   Gain (loss) on foreign exchange                        --                123
   Interest expense                                     (2,443)          (9,602)
                                                  ------------     ------------

NET LOSS BEFORE INCOME TAXES                           (91,049)         (49,732)

   Australian income taxes                               7,321            8,311
                                                  ------------     ------------

NET LOSS                                          $    (98,370)    $    (58,043)
                                                  ============     ============


BASIC (LOSS) PER COMMON SHARE                     $      (0.01)    $      (0.01)
                                                  ============     ============

Weighted Average Number of Common Shares
Outstanding:
   Basis                                            13,893,562       13,999,994
                                                  ============     ============



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)



                                                                2008         2007
                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $ (98,370)   $ (58,043)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization              3,925        5,255
         Value of expenses contributed by officers               800        8,755
         Stock issued for services                            89,641       34,227
Changes in:
     Receivables                                               8,925      (23,852)
     Prepaid expenses and other                               10,380      (26,250)
     Accounts payable and accrued expenses                    13,510       19,005
                                                           ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              28,811      (40,903)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITITES:
     Acquisition of office equipment                            --         (5,251)
     Disposition (acquisition) of oil and gas properties        --        100,000
                                                                        ---------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:                --         94,750
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers                    --         85,000
     Reduction in notes payable to officers                     --
                                                           ---------    ---------
                                                                          (29,181)

NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES               --         55,819
                                                           ---------    ---------

NET INCREASE IN CASH                                          28,811      109,665

         Cash, Beginning of Period                            71,777        2,956
                                                           ---------    ---------

         Cash, End of Period                               $ 100,588    $ 112,621
                                                           =========    =========




SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                          $    --      $   1,648
         Australian income taxes                               7,321        8,311
     Non-Cash Investing and Financing Activities:
         Prepaid services                                    (44,000)        --
         Stock to be issued for services                      44,000       40,566
         Accrued liabilities for stock to be issued             --        (40,566)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2008
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2007 and March 31, 2008 and 2007, for the respective periods then ended.

GENERAL DISCUSSION:

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

The following is a brief report on the Company's Australian oil and gas concessions in which the Company holds an interest that reported significant activity during the quarter ended March 31, 2008:

PEL 108, 109 & 112


On June 21, 2006, ACOR signed a farm-out agreement with Holloman Corporation of Odessa, Texas for the oil & gas exploration of ACOR's PELs 108, 109, & 112, located in South Australia in the prolific Cooper/Eromanga Basin. ACOR retained a 13.8325% carried working interest through the drilling and completion of the first 3 wells under PELs 108, 109, & 112.


Holloman Corp. agreed to drill and complete 3 wells to earn 66.667% working interest in all 3 areas. Holloman Corp. will carry ACOR for 13.8325% in the first three wells. After the third well, ACOR will pay its part of any future exploration performed on the 3 areas, subject to the terms of the Joint Operating Agreement. During the quarter ended March 31, 2008, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program.

PEL 100

The Company owns a 1% working interest in PEL 100. In November 2007, the Cleansweep 1 well struck oil. The Drill stem test #1 was run in the Birkhead Formation and recovered approximately 444 barrels of oil on a drill stem test.

The Cleansweep-1 commenced production in January 2008 at approximately 120 barrels of oil per day. The well production rate dropped rapidly and has now leveled out at 20-30 barrels of oil per day.

VIC/P45

ACOR owns a 7.5% of 1% ORRI under concession Vic/P45 located in the Gippsland Basin. During the quarter ended March 31, 2008 the Coelacanth-1 Well was plugged and abandoned, with no material hydrocarbons encountered. Apache met 100% of the cost of the Coelacanth well. If Apache is to maintain its interest in VIC/P45, it will meet 100% of the costs of the second well to be drilled in VIC/P45. Apache may elect to withdraw from this commitment and re-convey the whole farm-out interest (66.6668%) to Moby and Exoil, equally.

VIC/P60 - VICTORIA - BASS STRAIT

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

The Company sold its 25% working interest for $152,896 in cash and retained an overriding royalty interest of 2.125% in concession Vic/P60. Subsequent to March 31, 2008 Holloman has been preparing to file a request for an extension for additional time to evaluate the escalation of the costs of the 3-D seismic costs that has occurred since the execution of the agreement to perform the work program.

ATP 267 - QUEENSLAND

The Nockatunga oil fields located on ATP 267 under which the Company holds a 17.15% of 1% overriding royalty interest is operated by Santos Ltd. The Nockatunga field produced an average of approximately 721 barrels of oil per day
(BOPD) for sale during the quarter ended March 31, 2008.

The Kamel-1 well which was drilled in Petroleum Lease 51 as part of the 10-well exploration, appraisal and development drilling campaign during the March 2007 quarter was tied into the Thungo field facilities and brought online in early January 2008. The well produces oil from the Murta Member.

The Maxwell 5 appraisal well, which was drilled in October 2007 on the Maxwell oil field in PL 50, approximately equidistant from Maxwell 3 and Maxwell 4, was tied into the field facilities and brought online in April 2008. The well produces oil from the Murta Member.

ATP 299 - QUEENSLAND

ACOR owns a .0575% of 1% ORRI under ATP-299 and its Petroleum Licenses which covers 441,600 gross acres and currently has 102 completed wells under which ACOR receives overriding royalties. The Tintaburra Block is reported to contain approximately 84 million barrels of proved plus probable oil in place.

Nine (9) additional Tintaburra wells were added in 2007 to the number of producing wells on ATP 299 increasing the total number of productive wells to
102. Also during 2007 four wells were drilled from a single pad and all encountered the primary target, the Mid-Birkhead reservoir with reservoir thickness ranging from 5 to 15 meters. These wells are being used to accelerate production and improve sweeping efficiency in the Mid-Birkhead reservoir.

The water injection program at Tintaburra is progressing with chemical tracers identified in several production wells at Mulberry, pressure build up during shut-in times at Mulberry, Endeavor and Talgeberry, and an overall increase in fluid production. The production optimization program is well underway at Tintaburra, which will lead to improved field management at Tintaburra. The Company believes this water injection program will begin to be reflected in the Company's revenues during the latter part of this year.

The program so far has been the most successful onshore oil-drilling program undertaken in Australia with a success rate for drilling in the mid Birkhead reservoir unit at 80 acre spacing continues at in excess of 80%.

ATP-582 - QUEENSLAND


ACOR's management traveled to Australia and met with two aboriginal tribes. ACOR was successful in getting a verbal agreement that is now being reduced to writing. Subsequent to the end of the quarter ended March 31, 2008 the lawyers began drafting the final agreements for ACOR management to sign. Entering into an agreement to clear the native title with the two (2) aboriginal tribes is required before any exploration work can begin. After ACOR signs the agreement with the two (2) aboriginal tribes, ACOR and its JV partner can begin to explore on the largest oil & gas concession in Queensland.


An agreement was made with JV Partners interested in exploring ACOR's ATP 582. This agreement was put into contract form and has been signed. The JV Partners have agreed to pay for 100% of the cost to clear native title with the two (2) aboriginal tribes, pay 100% of the cost to shoot $US1,000,000 of new seismic over the leads identified by ACOR management from previous seismic data, and pay 100% of the cost to drill one well (est. cost $US2,500,000).


ACOR will be carried for 50% Working Interest in the 1st well. After the well is drilled, ACOR will pay its proportionate part to participate in any additional drilling and/or seismic work on ATP-582, as needed.

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

The principal assets of ACOR are oil and gas properties, reported at $994,604 on March 31, 2008, compared to $1,016,067 on March 31, 2007 and reports no change in oil and gas assets from December 31, 2007 to March 31, 2008.

The Total Current Assets increased from December 31, 2007 to March 31, 2008 from $97,058 to $150,564. The Company's Total Current Assets as of March 31, 2008, was $150,564 with Total Current Liabilities of $476,510, giving a liquidity ratio of .31 to 1. The Company's Total Current Assets as of March 31, 2007, was $173,948 with Total Current Liabilities of $380,027, giving a liquidity ratio of ..45 to 1. The Company's cash position was $100,588 on March 31, 2008 compared to $71,777 and $112,621 on December 31, 2007 and March 31, 2007 respectively. The Company continues to have no long-term debt. The fluctuations in current assets from March 31, 2007 compared to December 31, 2007 and March 31, 2008 is directly related to the amount of cash on hand. Cash on hand increased from December 31, 2007 to March 31, 2008 due to holding $49,462 in cash for prepaid costs for obtaining native title on ATP 582, an oil and gas concession located in Queensland, Australia.

The Company's Total Assets on March 31, 2008 were $1,082,355 compared to $1,032,775 on December 31, 2007 and $1,145,759 on March 31, 2007. The assets increased $49,580 when comparing December 31, 2007 to March 31, 2008. This nominal increase is related to the increase in cash on hand as of March 31, 2008. The decrease in assets from March 31, 2007 to March 31, 2008 is related to the combination of reduction of cash and account receivables.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing March 31, 2008 ($605,845) to December 31, 2007, March 31, 2007 being $569,773 and $765,732 respectively. The reduction in stockholders' equity from March 31, 2007 to March 31, 2008 of $159,887 was attributed to the increase in current liabilities of $96,483 on March 31, 2008.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company issued 174,419 restricted shares for consulting services (valued at $89,641) during the quarter ended March 31, 2008. The value of the restricted stock was based on the price of the stock at the time the shares were issued. The consulting services provided for $65,961 (137,419 shares) are prorated over the year in relation to the term of the respective service agreements. The number of shares issued and outstanding as of March 31, 2008 was 13,916,331.

RESULTS OF OPERATIONS

Oil and gas revenues reported for the three months ended March 31, 2007 was $27,944 compared to $27,315 for the three months ended March 31, 2008 reflecting basically no change in the revenues. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267. Revenues are expected to improve as oil prices have increased and wells drilled are expected to be on line to increase oil sales on concessions in which the Company holds an interest.

Total Operating Expenses were $64,915 for the three months ended March 31, 2007 compared to $112,407 for the quarter ended March 31, 2008. The principal reason for the increase is due personnel costs increasing from $37,156 to $71,453. Professional fees increased when comparing the quarters ending March 31, 2007 to March 31, 2008 due to legal services provided by the Australian legal counsel ($7,590). The increase in promotion and advertising was primarily related to the Company participating in the APEA conference in Perth, Australia, promoting the Company and its projects. The other operating expense categories were not materially different except for the $4,035 which was for travel expenses, bank fees and transfer agent fees.

The Company's operating loss was $88,606 for the quarter ended March 31, 2008 compared to an operating loss of $40,253 for the same period in 2007. As stated above, the increase in expenditures of personnel, promotion and advertising costs caused operating losses to increase by $48,353.

The Company did not report any interest income for the quarters ended March 31, 2008 and March 31, 2007. The Company did incurred interest expense of $2,443 during the quarter ended March 31, 2008 compared to $9,602 for the quarter ended March 31, 2007. All of the interest expensed during the quarters ended March 31, 2007 and March 31, 2008 was paid to officers or directors on their loans to the Company.

The net loss for the three months ended March 31, 2008 was $98,370 compared to a net loss of $58,043 for the quarter ended March 31, 2007. The increase in net loss is primarily attributable an increase in additional costs associated with personnel, promotion and advertising costs.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company was successful in 2006 and also during the first quarter of 2007 to enter into farm-out arrangements to defer the exploration commitments on six concessions that are now scheduled to have drilling and/or seismic programs conducted during this year.

MATERIAL COMMITMENTS

The Company had material commitments on several working interest properties in Australia. However, the Company has been successful in entering into farm-out arrangements to transfer the exploration cost to others in lieu of cash, carried working interest and/or an override.


PURCHASE OF SIGNIFICANT EQUIPMENT


The Company does not intend to purchase any significant equipment during the year.


RELATED PARTY TRANSACTIONS


During the first quarter of 2008, the Company paid $20,017 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.


OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, the Company had no off-balance sheet arrangements.


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

ITEM 3: CONTROLS AND PROCEDURES

         (a) The Management of Australian-Canadian Oil Royalties Ltd. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2008, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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


                                          Australian-Canadian Oil Royalties Ltd.



Date: May 8, 2008                        /s/ BERNARD LIPTON
                                         ---------------------------------------
                                         By: Bernard Lipton,
                                         Principal Financial Officer