Form 10-Q
period 2008-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-08-14
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ]X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one:

Large accelerated filer [ ]               Accelerated filer [ ]
Non-accelerated filer [ ]                 Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan to confirm by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 14,049,665 shares of common stock, No Par Value, outstanding as of June 30, 2008

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                  June 30,     December 31,
                                                                    2008           2007
                                                                -----------    -----------
                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                         $    68,097    $    71,777
   Accounts receivable - royalties                                   30,822         23,651
   Prepaid expenses                                                  23,500          1,630
                                                                -----------    -----------
                  Total Current Assets                              122,419         97,058
                                                                -----------    -----------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           122,009        122,009
   Oil and gas properties-not being amortized                       872,595        872,595
   Office equipment and software                                     23,671         23,671
   Accumulated depreciation and depletion                          (108,660)       (83,642)
                                                                -----------    -----------
                  Net Property and Equipment                        909,615        943,633
                                                                -----------    -----------
OTHER ASSETS                                                          1,084          1,084
                                                                -----------    -----------
                  TOTAL ASSETS                                  $ 1,033,118    $ 1,032,775
                                                                ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                             $     2,709    $     1,234
   Accrued expenses                                                 255,741        246,982
   Loans from officers                                              214,786        214,786
                                                                -----------    -----------
                  Total current liabilities                         473,236        463,002
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                --             --
   Common stock, no par (50,000,000 shares authorized
        14,049,665 and 13,741,912 shares, respectively,
         issued and outstanding)                                  2,975,984      2,842.343
   Additional paid in capital                                       209,552        163,951
   Accumulated deficit                                           (2,625,658)    (2,436,525)
   Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------
                  Total Stockholders' Equity                        559,882        569,773
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,033,118    $ 1,032,775
                                                                ===========    ===========

See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                        STATEMENTS OF OPERATIONS For the
            Three Months and Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                            Three Months                     Six Months
                                        2008            2007            2008            2007
                                    ------------    ------------    ------------    ------------
OIL AND GAS REVENUES                $     49,898    $      6,726    $     77,212    $     34,670

COST OF SALES
   Production taxes                           --           1,011              26           1,011
   Depletion                              20,655           3,217          24,143           6,499
                                    ------------    ------------    ------------    ------------
     GROSS PROFIT/LOSS                    29,243           2,498          53,043          27,160
                                    ------------    ------------    ------------    ------------
OPERATING EXPENSES
   Personnel costs                        79,630          62,100         151,083          98,805
   Professional fees                       9,768          12,761          33,048          28,751
   Promotion and advertising               3,247           4,352          13,321           9,952
   Office expenses                         3,963           7,679           7,090          11,926
   Depreciation                              438           1,973             875           3,945
   Directors' fees and other               5,326          43,400           9,361          43,800
                                    ------------    ------------    ------------    ------------
         Total Operating Expenses        102,372         132,265         214,778         197,179
                                    ------------    ------------    ------------    ------------
OPERATING LOSS                           (73,129)       (129,767)       (161,735)       (170,019)

OTHER INCOME/(EXPENSE)
   Foreign Exchange Gain/(Loss)               --              --              --             122
   Interest expense                       (2,443)         (5,593)         (4,886)         (4,009)
                                    ------------    ------------    ------------    ------------
NET LOSS BEFORE INCOME TAXES             (75,572)       (124,174)       (166,621)       (173,906)
   Australian income taxes                15,191           1,609          22,512           9,919
                                    ------------    ------------    ------------    ------------
NET LOSS                            $    (90,763)   $   (125,783)   $   (189,133)   $   (183,825)
                                    ============    ============    ============    ============
BASIC (LOSS) PER COMMON SHARE       $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                    ============    ============    ============    ============
Weighted Average Number of Common
  Shares Outstanding:
      Basic                           13,945,920      13,650,801      13,851,608      13,465,972
                                    ============    ============    ============    ============

See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                              2008         2007
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(189,133)   $(183,825)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization             25,018       10,444
         Value of expenses contributed by officers             1,600        1,600
         Stock issued for services                           177,642      137,793
Changes in:
     Receivables                                              (7,171)      (7,177)
     Prepaid expenses and other                              (21,870)     (47,500)
     Accounts payable and accrued expenses                    10,234       42,656
                                                           ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES                         (3,680)     (46,009)
                                                           ---------    ---------
CASH FLOWS USED BY INVESTING ACTIVITITES:
     Acquisition of office equipment                              --      (41,122)
     Disposition (acquisition) of oil and gas properties          --      100,000
                                                                        ---------
NET CASH FLOWS USED BY INVESTING ACTIVITIES:                      --       58,878
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers                      --       85,000
     Reduction in notes payable to officers                       --      (47,408)
                                                                        ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          --       37,592
                                                           ---------    ---------
NET INCREASE IN CASH                                          (3,680)      50,461
         Cash, Beginning of Period                            71,777        2,956
                                                           ---------    ---------
         Cash, End of Period                               $  68,097    $  53,417
                                                           =========    =========
SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                          $      --    $   4,009
         Australian income taxes                              19,079        9,919

See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                  June 30, 2008
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Any statements that are contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as 'may,' 'will,' 'expect,' 'anticipate,' 'estimate,' 'continue' or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual result or developments may differ materially from those expressed or implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2007 and June 30, 2008 and 2007, for the respective periods then ended.

GENERAL DISCUSSION:

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

The nine (9) additional Tintaburra wells added in 2007 increased the total number of producing wells on ATP 299 to 102, which is beginning to have a positive effect on the Company's revenues.

ATP 267 - QUEENSLAND

The Nockatunga oil fields located on ATP 267 under which the Company holds a 17.15% of 1% overriding royalty interest is operated by Santos Ltd. The Nockatunga field produced an average of approximately 750 barrels of oil per day
(BOPD) during the quarter ended June 30, 2008.

The Maxwell 5 appraisal well, which was drilled in October 2007 on the Maxwell oil field in PL 50, approximately equidistant from Maxwell 3 and Maxwell 4, was tied into the field facilities and brought online in April 2008. The well produces oil from the Murta Member.

VIC/P54 - VICTORIA - GIPPSLAND BASIN

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

On June 21, 2008 drilling commenced on the Longtom-4 and reported 760 meters (2,280 feet) of gas sands. These sands are interpreted to contain the major portion of gas reserves in this part of the field. The Longtom -4 is being completed with a comprehensive production test to follow. The Company is excited about the potential of this well and its ability to provide a revenue source for the Company in the near future. Plans are to drill another Longtom well are dependent on the results from the production flow test.

VIC/P53 - VICTORIA - GIPPSLAND BASIN

VIC/P53 is an offshore concession covering 182,858 gross acres under which the Company holds a 15% of 1% of gross production. Drilling is planned to begin in September 2008 on Vic/53 to test the Bazzard structure that has been identified by 3-D seismic utilizing the same drilling rig when it is released from the Longtom-4. It is reported to be a large structure with the potential reserves being upgraded from 50 million barrels to the 100 million barrel range.

VIC/P60 - VICTORIA - GIPPSLAND BASIN

VIC/P60 is an offshore concession covering 339,769 gross acres which has six (6) structures identified from existing 2D seismic. The A-1 prospect is approximately 4.97 miles long and 1.24 miles wide with a seismic bright spot anomaly rated good to excellent. The seismic bright spot is 108' thick and 820' horizontal by 20,500' perpendicular wide behind a fault on the flank of the anticline. Holloman, the operator, has traced the beds to the nearest oil and gas fields after processing 5,000 +/- seismic lines.

Holloman has been preparing to file a request for an extension for additional time to evaluate the escalation of the costs of the 3-D seismic costs that has occurred since the execution of the agreement to perform the work program. ACOR has agreed to change its ownership to facilitate a new group to join in the exploration program on Vic/P60 to a 1/2 of 1% overriding royalty interest and a 2% back-in working interest to come into effect after a certain amount of production has been achieved from the area.

PEL 108, 109 & 112 - SOUTH AUSTRALIA

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

During the quarter ended June 30, 2008, Holloman made a request to the South Australian Government for new exploration terms, which was approved giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. ACOR's terms and conditions mentioned above remain in force on these two permits.

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

The principal assets of ACOR are oil and gas properties (both those being amortized an those not being amortized) reported at $994,604 on June 30, 2008, reporting no change since December 31, 2007.

The Total Current Assets had a nominal increased from December 31, 2007 to June 30, 2008 from $97,058 to $122,419 primarily due to prepaid expenses and an increase in accounts receivable. The Company's Total Current Assets as of June 30, 2008, was $122,419 with Total Current Liabilities of $473,236, giving a liquidity ratio of .26 to 1. The Company's Total Current Assets as of June 30, 2007, was $119,320 with Total Current Liabilities of $426,017, giving a liquidity ratio of .28 to 1. The Company's cash position was $68,097 on June 30, 2008 compared to $71,777 and $53,417 on December 31, 2007 and June 30, 2007
respectively. No material change in the Company's cash position occurred when comparing these dates.

The Company's total assets on June 30, 2008 were $1,033,118 compared to $1,032,775 on December 31, 2007and $1,121,812 on June 30, 2007. No significant change noted in the Company's total assets when comparing these dates.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing June 30, 2008 $559,882 to December 31, 2007, June 30, 2007 being $569,773 and $695,795 respectively. Stockholders' Equity decreased slightly from December 31, 2007 to June 30, 2008 due to a nominal increase in current liabilities.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the second quarter ended June 30, 2008 the Company issued 133,334 restricted shares (valued at $44,000) for services. The number of shares issued and outstanding as of June 30, 2008 was 14,049,665.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended June 30, 2008 was $49,898 compared to $6,726 for the quarter ended June 30, 2007. Oil and gas revenues reported for the six months ended June 30, 2008 was $77,212 compared to $34,670 for the six months ended June 30, 2007 reflecting the impact of the success of the new additional wells drilled on concessions ATP 267 & 299 coupled with the improvement in crude oil prices. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total operating expenses were $102,372 for the three months ended June 30, 2008 compared to $132,265 for the quarter ended June 30, 2007. The principal reason for the decrease is director's and other fees were lowered from $43,400 to $5,326. Personnel costs increased from $62,100 to $79,630 when comparing June 30, 2007 to June 30, 2008. Of the $62,100 reported in personnel costs for the quarter ended June 30, 2007, $38,000 was paid through the issuance of 140,000 restricted common shares of the Company's common stock.

The value of these shares issued was valued at fair market value of the Company's common stock at the time of issuance. Total operating expenses were $214,778 for the six months ended June 30, 2008 compared to $197,179 for the six months ended June 30, 2007. The principal reason for the decrease is due to personnel costs increased from $98,805 to $151,083.

The Company's operating loss was $73,129 for the quarter ended June 30, 2008 compared to an operating loss of $129,767 for the same period in 2007. As stated above, the decrease in director fees was the principal cause for operating losses to decrease by $56,638.

The Company did not report any interest income for the quarters ended June 30, 2008 and June 30, 2007. The Company did however incur interest expense of $2,443 during the quarter ended June 30, 2008 compared to $5,593 interest expense for the quarter ended June 30, 2007. The Company did not report any interest income for the six months ended June 30, 2008 however the Company did have interest income of $122 for the six months ended June 30, 2007. The Company's interest expense for the six months ended June 30, 2008 was $4,886 compared to $4,009 for the six months ended June 30, 2007.

The net loss for the three months ended June 30, 2008 was $90,763 compared to a net loss of $125,783 for the quarter ended June 30, 2007. The decrease in net loss is primarily attributable a decrease in director's and other fees. The net loss for the six months ended June 30, 2008 was $189,133 compared to a net loss of $183,825 for the six months June 30, 2007.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since the June 30, 2008.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company was successful in pre 2006 and during the first half of 2007 to enter into farm-out arrangements to defer the exploration commitments on six concessions that are now scheduled to have drilling and/or seismic programs conducted during this year.

MATERIAL COMMITMENTS

The Company currently has no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the second quarter of 2008, the Company paid $10,851 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, the Company had no off-balance sheet arrangements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENT

The forward-looking statements in this Form 10-Q reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II. OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                Australian-Canadian Oil Royalties Ltd.

Date: August 13, 2008           /s/ Bernard Lipton
                                -----------------------------------------------
                                By: Bernard Lipton, Principal Financial Officer