Form 10KSB/A
period 2007-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-08-18
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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

                                    PART III

ITEM 9A.  CONTROLS AND PROCEDURES

Internal Control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on that evaluation, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2007, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUSTRALIAN-CANADIAN OIL
                                            ROYALTIES LTD.

Dated:    August 18, 2008                   /s/    Andre Sakhai
                                            ------------------------------------
                                            Andre Sakhai, President & CEO


Dated:    August 18, 2008                   /s/   Bernard Lipton
                                            ------------------------------------
                                             Bernard Lipton CFO