Form 10-K/A
period 2007-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-09-12
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

                         Commission File Number: 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


     BRITISH COLUMBIA, CANADA                                 75-2712845
  --------------------------------                        ------------------
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

                                    PART III

ITEM 8A.  CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB/A, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms because of the failure to report all the required information concerning "Controls and Procedures" in the Form 10-KSB for the year ended December 31, 2007 filed on April 14, 2008. Even though management had timely performed its assessment of internal control over financial reporting, the Company failed to include that report in its Form 10-KSB. Management has taken steps to insure that all future filings contain all required disclosures.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AUSTRALIAN-CANADIAN OIL
                                            ROYALTIES LTD.

Dated:    September 12, 2008                /S/    ANDRE SAKHAI
                                            ------------------------------------
                                            Andre Sakhai, President & CEO


Dated:    September 12, 2008                /S/   BERNARD LIPTON
                                            ------------------------------------
                                             Bernard Lipton CFO