Form 10KSB/A
period 2007-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-09-23
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

                         Commission File Number: 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


  British Columbia, Canada                                 75-2712845
-------------------------------                        ------------------
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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AUSTRALIAN-CANADIAN OIL
                                           ROYALTIES LTD.

Dated:    September 22, 2008               /s/    Andre Sakhai
                                           ----------------------------------
                                           Andre Sakhai, President & CEO


Dated:    September 22, 2008               /s/   Bernard Lipton
                                           ----------------------------------
                                            Bernard Lipton CFO