Form 10-Q
period 2008-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2008-11-05
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                                 (254) 442-2658
                --------------------------------------------------
                Registrant's Telephone Number Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer _____                    Accelerated filer _____
Non-accelerated filer   _____                    Smaller Reporting Company   X
                                                                           -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)   Yes _____    No  X
               ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               There were 15,854,743 shares of common stock, No Par Value, outstanding as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS


                                                               September 30,  December 31,
                                                                    2008          2007
                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $    54,193    $    71,777
   Accounts receivable - royalties                                   22,960         23,651
   Prepaid expenses                                                  11,750          1,630
                                                                -----------    -----------
         Total Current Assets                                        88,903         97,058
                                                                -----------    -----------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           122,009        122,009
   Oil and gas properties-not being amortized                       872,595        872,595
   Office equipment and software                                     23,671         23,671
   Accumulated depreciation and depletion                           (94,290)       (83,642)
                                                                -----------    -----------
         Net Property and Equipment                                 923,985        934,633
                                                                -----------    -----------

OTHER ASSETS
         Investment in equity method investee                         1,084          1,084
                                                                -----------    -----------
         TOTAL ASSETS                                           $ 1,013,972    $ 1,032,775
                                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $     3,724    $     1,234
   Accrued expenses                                                 203,413        246,982
   Loans from officers                                                 --          214,786
                                                                -----------    -----------
         Total Current Liabilities                                  207,137        463,002
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                              --             --
   Common stock, no par (50,000,000 shares authorized
        15,854,743 and 13,741,912 shares, respectively,
         issued and outstanding)                                  3,282,946      2,842,343
   Additional paid in capital                                       166,351        163,951
   Accumulated deficit                                           (2,642,466)    (2,436,525)
Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------
         Total Stockholders' Equity                                 806,835        569,773
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,013,972    $ 1,032,775
                                                                ===========    ===========


See accompanying notes to financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)


                                            Three Months                     Nine Months
                                        2008             2007           2008             2007
                                    ------------    ------------    ------------    ------------
OIL AND GAS REVENUES                $     27,406    $     20,077    $    104,618    $     53,736

COST OF SALES
   Production taxes                         --                17              26              17
   Depletion                             (14,808)          3,419           9,335           9,918
                                    ------------    ------------    ------------    ------------

     GROSS PROFIT/LOSS                    42,214          16,641          95,257          43,801
                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Personnel costs                       (13,760)         30,481         137,323         129,286
   Professional fees                      10,592          13,520          43,640          42,271
   Promotion and advertising               5,017           2,374          18,338          12,326
   Office expenses                         2,466           1,561           9,556           8,471
   Depreciation                              437           1,494           1,312           5,439
   Directors' fees and other              44,744             545          54,105          49,361
                                    ------------    ------------    ------------    ------------
         Total Operating Expenses         49,496          49,975         264,274         247,154
                                    ------------    ------------    ------------    ------------

OPERATING LOSS                            (7,282)        (33,334)       (169,017)       (203,353)

OTHER INCOME/(EXPENSE)
   Foreign Exchange Gain/(Loss)             --              --              --               122
   Interest expense                       (1,969)         (2,527)         (6,855)         (6,536)
                                    ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES              (9,251)        (35,861)       (175,872)       (209,767)

   Australian income taxes                 7,557           4,885          30,069          14,804
                                    ------------    ------------    ------------    ------------

NET LOSS                            $    (16,808)   $    (40,746)   $   (205,941)   $   (224,571)
                                    ============    ============    ============    ============



BASIC (LOSS) PER COMMON SHARE       $      (0.00)   $      (0.00)   $      (0.01)   $      (0.02)
                                    ============    ============    ============    ============

Weighted Average Number of Common
  Shares Outstanding:
      Basic                           14,500,935      13,771,912      14,151,997      13,595,148
                                    ============    ============    ============    ============


See accompanying notes to financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                           2008          2007
                                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                               $(205,941)   $(224,571)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization                           10,647       15,357
         Value of expenses contributed by officers                           2,400        2,400
         Stock issued for services                                         133,641      137,793
         Stock issued for director fees                                     58,700       12,000
         Stock issued in payment of interest                                23,476         --
Changes in:
             Receivables                                                       691       (1,210)
             Prepaid expenses and other                                    (10,120)     (23,750)
             Accounts payable and accrued expenses                         (41,078)      30,658
                                                                         ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES                                      (27,584)     (51,323)
                                                                         ---------    ---------

CASH FLOWS USED BY INVESTING ACTIVITITES:
         Acquisition of office equipment                                      --         (5,250)
         Acquisition of oil and gas properties                                --        (35,872)
         Disposition of oil and gas properties                                --        157,335
                                                                         ---------    ---------
NET CASH FLOWS USED BY INVESTING ACTIVITIES:                                  --        116,213
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable to officers                            10,000       85,000
         Reduction in notes payable to officers                               --        (47,408)
                                                                         ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                    10,000       37,592
                                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH                                            (17,584)     102,482

         Cash, Beginning of Period                                          71,777        2,956
                                                                         ---------    ---------

         Cash, End of Period                                             $  54,193    $ 105,438
                                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest and Income Taxes Paid:
         Interest expense                                                $  28,362    $   6,536
                                                                         =========    =========
         Income taxes - Australian                                       $  30,069    $  14,804
                                                                         =========    =========
     Non-Cash Transactions:
         Stock issued for:
              Cost of oil and gas interests                                   --        (45,000)
              Payment of notes to shareholder                             (224,786)    (155,163)
                  Stock issued for acquisition of oil and gas interest        --         45,000
                  Stock issued for payment of shareholder note             224,786      155,163
                                                                         ---------    ---------
                                                                         $       0    $       0
                                                                         =========    =========


See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                               September 30, 2008
                                   (Unaudited)



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2007 and September 30, 2008 and 2007, for the respective periods then ended.

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

The operator has reported 27 wells drilled in the Tintaburra and Naccowlah during their financial year ended June 30, 2008. Of the 27 wells 22 were cased and suspended as future oil producers.

ATP 267 - QUEENSLAND

The Nockatunga oil fields located on ATP 267 under which the Company holds a 17.15% of 1% overriding royalty interest is operated by Santos Ltd. The Nockatunga field produced an average of approximately 750 barrels of oil per day
(BOPD) during the quarter ended September 30, 2008.

VIC/P54 - VICTORIA - GIPPSLAND BASIN

VIC/P54 is an offshore concession covering 155,676 gross acres under which the Company holds a 5% of 1% of gross production. The Longtom-3 drilled and completed during the summer of 2006 clearly demonstrated that wells can be drilled in the field that will enable the production of gas at commercial rates. Two production tests were conducted on the well:

During the previous quarter (June 21, 2008) drilling commenced on the Longtom-4. During this quarter the Longtom-4 reported 760 meters (2,280 feet) of gas sands. These sands are interpreted to contain the major portion of gas reserves in this part of the field. The Longtom-4 was completed as a producer in the Admiral formation. A test on the Admiral formation reported a flow rate of approximately 58 million cubic feet of gas per day.

Gas sales are projected to begin mid 2009 from the Longtom wells as construction of a pipeline connecting to the Santo Patricia-Baleen pipeline is planned to commence in December 2008.


VIC/P53 - VICTORIA - GIPPSLAND BASIN

VIC/P53 is an offshore concession covering 182,858 gross acres under which the Company holds a 15% of 1% of gross production. Drilling of the Bazzard structure commenced in September 2008 and was plugged and abandoned in October 2008. The well encountered oil and gas shows but were not commercial. Vic/P53 contains several other potential top Latrobe and Intra-Latrobe prospects with mapping continuing by the Operator.

PEL 112 - SOUTH AUSTRALIA


On September 8, 2008, Holloman Energy Corporation announce that it is beginning a shallow drilling program of approximately 600 feet to confirm the location of physical structures identified by the Company's seismic data. During the quarter ended March 31, 2008, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data which has led to the decision to conduct the multiple shallow drilling program to maximize drill site selections for subsequent drilling.


Holloman tendered a request for an extension of the work program to the South Australian Government and the extension was granted for an additional five-year work program.


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

The principal assets of ACOR are oil and gas properties (both those being amortized an those not being amortized) reported at $923,985 on September 30, 2008, being $10,648 less than December 31, 2007. This nominal difference is attributed to an increase in accumulated depreciation and depletion.

The Total Current Assets had a nominal decreased from December 31, 2007 to September 30, 2008 from $97,058 to $88,903 primarily due to a reduction on cash on hand. The Company's Total Current Assets as of September 30, 2008, was
$88,903 with Total Current Liabilities of $207,137, giving a liquidity ratio of ..20 to 1. The Company's Total Current Assets as of September 30, 2007, was $141,623 with Total Current Liabilities of $414,019, giving a liquidity ratio of ..34 to 1. The Company's cash position was $54,193 on September 30, 2008 compared to $71,777 and $105,438 on December 31, 2007 and September 30, 2007
respectively. No material change in the Company's cash position occurred when comparing these dates.

The Company's total assets on September 30, 2008 were $1,013,972 compared to $1,032,775 on December 31, 2007and $1,081,868 on September 30, 2007. No
significant change noted in the Company's total assets when comparing these dates.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing September 30, 2008 ($806,835) to December 31, 2007, September 30, 2007 being $569,773 and $559,882 respectively. Stockholders' Equity increased from December 31, 2007 to September 30, 2008 due to a reduction of current liabilities by paying off the loans due to officers and affiliates of the Company.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the third quarter ended September 30, 2008 the Company issued 1,655,078 restricted shares for $248,262 to pay off loans including $23,476 in interest. In addition shares were issued during the quarter 150,000 shares for director fees. The number of shares issued and outstanding as of September 30, 2008 was 15,854,743.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended September 30, 2008 was $27,406 compared to $20,077 for the quarter ended September 30, 2007. Oil and gas revenues reported for the nine months ended September 30, 2008 was $104,618 compared to $53,736 for the nine months ended September 30, 2007 reflecting the impact of the success of the new additional wells drilled on concessions ATP 267 & 299 coupled with the improvement in crude oil prices. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $49,496 for the three months ended September 30, 2008 compared to $49,975 for the quarter ended September 30, 2007. Personnel costs decreased from $30,481 to a credit of $13,750 when comparing September 30, 2007 to September 30, 2008. The value of the stock issued for services was pro rated over the year based on a higher stock price that the price of the stock as of September 30, 2008 resulting in a credit to offset the value previously reported. The value of these shares issued was valued at fair market value of the Company's common stock at the time of issuance.

Total Operating Expenses were $264,274 for the nine months ended September 30, 2008 compared to $247,154 for the nine months ended September 30, 2007. Personnel and promotion costs were up slightly reflecting the majority of the $17,120 increase.

The Company's operating loss was $7,282 for the quarter ended September 30, 2008 compared to an operating loss of $33,334 for the same period in 2007. As stated above, the decrease in personnel costs was the principle caused operating losses to decrease by $26,052. The most significant change in categories comparing the quarters ended September 30, 2007 and 2008 was in Directors' fees and other

The Company did not report any interest income for the quarters ended September 30, 2008 and September 30, 2007. The Company did however incurred interest expense of $1,969 during the quarter ended September 30, 2008 compared to $2,527 interest expense for the quarter ended September 30, 2007. The Company's interest expense was $6,855 for the nine months ended September 30, 2008 compared to interest expense of $6,536 for the nine months ended September 30, 2007. The Company did not have any interest income for the nine months ended September 30, 2008 but did receive interest income of $122 for the nine months ended September 30, 2007.

The net loss for the three months ended September 30, 2008 was $16,808 compared to a net loss of $40,746 for the quarter ended September 30, 2007. The decrease in net loss is primarily attributable a decrease in personnel costs and professional fees. The net loss for the nine months ended September 30, 2008 was $205,941 compared to a net loss of $224,571 for the nine months September 30, 2007.


SUBSEQUENT EVENTS

There were no significant subsequent events to report since the September 30, 2008.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company has been successful in entering into farm-out arrangements to defer the exploration commitments on several concessions that are now scheduled to have drilling and/or seismic programs conducted during this year.

MATERIAL COMMITMENTS

The Company currently has no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the third quarter of 2008, the Company paid $7,870 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

During the third quarter ended September 30, 2008 the Company issued 1,655,078 restricted shares for $248,262 to pay off loans including $23,476 in interest to Robert Kamon (718,786 shares) and Ely Sakhai (936,292 shares) both principals of the Company. These shares were issued based on a value of $0.15 per share.

Also during the quarter 150,000 restricted shares were issued for director fees to Robert Kamon (110,000 shares) and Howard Siegel (40,000 shares). These shares were issued based on $0.15 per share

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, the Company had no off-balance sheet arrangements.

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




ITEM 1A.    RISK FACTORS


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


                                          Australian-Canadian Oil Royalties Ltd.



Date: November 3, 2008                  /s/ Bernard Lipton
                                        ----------------------------------------
                                        Bernard Lipton,
                                        Principal Financial Officer