Form 10-K
period 2008-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2009-03-31
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                         COMMISSION FILE NUMBER: 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

     BRITISH COLUMBIA, CANADA                                  75-2712845
     ------------------------                                  ----------

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                  Yes [    ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.         Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer [ ] Accelerated filer
[ ] Non-accelerated filer (do not check if a smaller reporting company)
[ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2 of the Exchange Act).                             Yes [    ]  No [ X ]

The aggregate market value of the common stock held by non-affiliates on March 16, 2009 was $354,842 based on the closing price of the stock that day as quoted on the OTCBB.

The Registrant had 16,465,458 common shares outstanding as of March 16, 2009.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. The business of ACOR during 2008 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

ACOR's website is located at WWW.AUSSIEOIL.COM.

CURRENT BUSINESS OPERATIONS

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2008 was $US 94.07.

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

On the Company's Australian interests there were a total of 10 wells drilled resulting in 3 producers, and 7 dry holes for the year ended December 31, 2008. For further information see Item 2. Properties.


PROPOSED FUTURE BUSINESS OPERATIONS


The Company's strategy is two fold: 1) to seek overriding royalty interests in oil and gas concessions within sedimentary basins in Australia, and 2) develop and explore existing concessions in which the Company holds working interests through exploration - seismic and drilling.


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

QUEENSLAND NATIVE TITLE STATUS

In Queensland, the Company is paying annual rentals, but access for exploration is blocked until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local natives on ATP 582.

FOREIGN CURRENCY

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on March 12, 2009 was $1.00 Australian = $0.65 United States.

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

Many states require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may: (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

RESEARCH AND DEVELOPMENT ACTIVITIES

Seven wells were drilled on the Company's interests (VIC/P45, VIC/P53, VIC/P54 & VIC/P59) in the Bass Strait of the Gippsland Basin resulting in one future producer on Vic/P54. The Company holds a 1/20th of 1% of the gross production in this concession, which now has two successful wells (Longtom #3 testing 23 million cubic feet of gas per day and the Longtom #4 testing 58 million cubic feet of gas per day). Plans are to have these two wells in production during the summer of 2009. For additional information see Properties - Bass Strait of the Gippsland Basin.

The Company entered into a farm-out agreement in 2007 with Holloman Corporation where Holloman would commit to drill three (3) wells with the Company receiving a 13.8325% carried working interest through both the drilling and completion in these three wells. During the first quarter of 2008 Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program. For additional information see Properties - Cooper/Eromanga Basin - PEL 112.

Two wells were drilled on the Company's interests (PEL 100, PEL 111 & PEL 112) in the Cooper-Eromanga Basin of South Australia resulting in two future producers (PEL 100 & PEL 111). The Company holds a 1% working interest in PEL 100 and a 1/10th of 1% override of gross production under PEL 111. For additional information see Properties - Cooper/Eromanga Basin.

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

CARRIED WORKING INTEREST - where working interest is paid by a third party through the drilling phase or both the drilling and completion of a well. After the carried portion of the well has been satisfied then the carried working interest holder is responsible for its share of expenditures.

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

MCF - thousand cubic feet of natural gas

MMCF - million cubic feet of natural gas

NET ROYALTY ACRE - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 2008 and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

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

ITEM 2.  PROPERTIES

The Company's principal office space is located at 1301 Avenue M, Cisco, Texas 76437. The office space is for corporate identification, mailing, and courier purposes and costs us approximately $3,200 a year to an affiliate. This $3,200 has been recorded as an expense and contributed capital in the financials.

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. The Company's overriding royalties total 495,838 net royalty acres under 14,661,454 gross surface acres in fourteen concessions. In addition the Company also owns 18,897 net royalty acres under 1,194,667 gross acres in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia and 428 net royalty acres under 160,618 gross acres in the Carnarvon Basin located offshore of the state of Western Australia. See Table of Overriding Royalty Interests for ownership and size of each concession.

The Eromanga Basin encompasses the southwestern portion of the State of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin.

The Cooper Basin is located in the northeast part of the State of South Australia. Management believes the Company's overrides are in a prime location since the majority of the Company's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of one billion barrels of oil equivalent and is making approximately $A43 billion worth of oil, gas and associated hydrocarbons per year (equivalent to about $110 billion in U. S. dollars) based on an oil price of $40 per barrel.

On the 16,016,739 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

The Company is currently receiving revenues from four of its overriding royalty interests - ATP 267, ATP 299, ATP 560 and PEL 115 and one of its working interests - PEL 100. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline, gas began to be marketed in August 1999, but the pipeline reduced the gas price and the well was shut in.

The Company has overriding royalty interests in three Permits in the Gippsland Basin, VIC/P45, 53 and 54. The Bass Strait of the Gippsland Basin is located between the State of Victoria and Tasmania which has in excess of 4 billion barrels of oil/condensate and 12 TCF gas reserves discovered since exploration drilling began in 1964.

In addition to Company's large overriding royalty position it also has working interests in five concessions, of which four are located in the Cooper/Eromanga Basin and one is in the Bass Strait of the Gippsland Basin. See the table for Working Interest Holdings for additional information.



                   NON-PRODUCING OVERRIDING ROYALTY INTERESTS

AREA         CONCESSION                   GROSS    PERCENTAGE OF 1%         NET
               HOLDER                     ACRES    OF GROSS PRODUCTION   ROYALTY
                                                                          ACRES
--------------------------------------------------------------------------------
BASS STRAIT OF GIPPSLAND BASIN (OFFSHORE OF VICTORIA, AUSTRALIA)
VIC/P45    Apache Energy Ltd.             214,896           7.50%         1,284
VIC/P53    Cue Petroleum                  182,858          15.00%         2,194
VIC/P54    Apache Energy Ltd.             155,676           5.00%           623
VIC/P59    Apache Energy Ltd.             301,468           5.00%         1,206
VIC/P60    Holloman Energy                339,769          50.00%        13,590
                                        ---------                       -------
               TOTAL                    1,194,667                        18,897

COOPER-EROMANGA BASIN (ONSHORE SOUTH AUSTRALIA AND QUEENSLAND)
PEL 87     Victoria Petroleum             705,238          10.00%         5,642
PEL 88     Cooper Energy                  816,436          30.00%        19,594
PEL 111    Victoria Petroleum             290,101          10.00%         2,320
PEL 424    Victoria Petroleum           2,275,099          10.00%        18,201
ATP 544    Australian Petroleum
             Industries Pty. Ltd.         901,600           8.08%         5,828
ATP 550    Discovery Geo
             (Australia) Corp.            276,000          25.00%         5,520
ATP 582*   Cooper-Eromanga Oil          6,716,000          67.10%       360,515
ATP 616    Sundance Resources             147,200         333.33%        39,253
                                       ----------                       -------
                TOTAL                  12,127,674                       456,873


CARNARVON BASIN (OFFSHORE OF WESTERN AUSTRALIA)
WA 372     Holloman Energy                 61,776           3.33%           165
WA 373     Holloman Energy                 98,842           3.33%           263
                                          -------                     ---------
                 TOTAL                    160,618                           428


*Our Company has entered into a Joint Venture where the partner will pay for the Native Title clearance and conduct a 2-D seismic program and drilled one well in return for 1/2 interest in this area.

                     PRODUCING OVERRIDING ROYALTY INTERESTS

    AREA         CONCESSION               GROSS    PERCENTAGE OF 1%        NET
   & # OF          HOLDER                 ACRES   OF GROSS PRODUCTION    ROYALTY
    WELLS                                                                 ACRES
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
  PEL 115
      8 Wells    Victoria Petroleum      270,580        10.00%           2,165
  ATP 267
     25 Wells    Santos                  220,800        17.15%           3,029
  ATP 299
    102 Wells    Santos                  441,600         5.75%           2,031
  ATP 543        Vernon E. Faulconer
    1 Well       Australia, Inc.         956,800        25.00%          19,136
  ATP 560        First Source Energy
    3 Wells      Group Inc.              625,600        25.00%          12,512
  Patchawarra
     SW          Santos                   18,400         6.25%              92
                                       ---------                       -------
                 TOTAL                 2,533,780                        38,965


                            WORKING INTEREST HOLDINGS

    AREA         CONCESSION               GROSS      PERCENTAGE OF        NET
                   HOLDER                 ACRES    WORKING INTEREST     WI ACRES
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
ATP 582          ACOR                  6,716,000     100.0000%        6,716,000
PEL 100          Cooper Energy            73,143       1.0000%              731
PEL 112          Holloman Energy         542,643      13.8325%           79,211
PEL 444          Holloman Energy         582,674      13.8325%           80,598
                                     -----------                      ---------
               TOTAL                   7,914,460                      6,876,540

The following is a summary of the Company's Australian properties divided into four areas: 1) Gippsland Basin - Victoria, 2) Carnarvon Basin of Western Australia, 3) Cooper/Eromanga Basin of South Australia, and 4) Cooper/Eromanga Basin of Queensland.;

BASS STRAIT OF THE GIPPSLAND BASIN

Seven wells were drilled on the Company's overriding royalties and working interests on oil and gas concessions located in the Bass Strait of the Gippsland Basin. The Bass Strait is located between the states of Victoria and Tasmania, known for its prolific production. The following is a report on each of the Company's interests on which drilling occurred:

VIC/P45

VIC/P45 is an offshore concession covering 214,896 gross acres under which the Company holds a 7.5% of 1% of gross production. This concession is located in the most prolific oil-producing basin in Australia, approximately 1.5 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. There are currently 23 producing wells, and 41 total wells were drilled in this field. Apache drilled one well on VIC/P45, which was plugged and abandoned. The operator has requested a one-year extension to conduct further studies on VIC/P45.

VIC/P53

VIC/P53 is an offshore concession covering 182,858 gross acres under which the Company holds a 15% of 1% of gross production. Drilling began in the fourth quarter of 2008 on VIC/53 to test the Bazzard structure that was identified by 3-D seismic. The well was drilled by Apache and encountered oil and gas shows but was not commercial. The well was plugged and abandoned. It should be noted that this concession is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. Six prospects were also identified during the 3-D seismic program.

VIC/P54

VIC/P54 is an offshore concession covering 155,676 gross acres under which the Company holds a 5% of 1% of gross production. On December 23, 2004 the operator began drilling the Grayling 1-A on VIC/54. The operator confirmed three gas columns in the well from the well log analysis. The wire-line logs provided sufficient data regarding the reservoir quality and hydrocarbon composition of the Golden Beach reservoirs not to warrant drill stem testing. Given its proximity to Longtom, another gas discovery on the area, gas at the Grayling location may provide additional reserves for a future development in VIC/P54.

The Longtom-3, drilled and completed during the summer of 2006, clearly demonstrated that wells can be drilled in the field that will enable the production of gas at commercial rates. Two production tests were conducted on the well:

         The first test produced gas from the 400 sand at 23MMscf/d. The results from this test confirm the flow potential of the 400 sand reservoir in the Longtom field, addressing a major concern leading up to the drilling of the Longtom-3 well. A flow was not achieved in the second test of Longtom-2 (conducted over the 400 sand). Nexus has interpreted this test as having failed due to down-hole mechanical problems.

         The second test, over the 100, 200 and 300 sand intervals in the horizontal hole section exceeded expectations producing an estimated 77MMcf/d when bypassing the test separator and 59MMcf/d when flowing through the test separator (the separator's flow capacity). Sampling during the test recorded expected levels of carbon dioxide (less than 1%) and less than one part per million hydrogen sulphide.

In addition, the second test indicated that the condensate yield is higher in the 100 sands than in the sands above it, which will provide an economic boost to the project.

The Longtom-4 development well was drilled during the summer of 2008. The Longtom #4 tested 58 million cubic feet of gas per day with liquid hydrocarbons. The net pay section in both Longtom #3 & #4 is 4,000 feet thick and the total depth of both wells was approximately 15,000 feet. The first gas from the Longtom Gas Field is forecasted to begin during the middle part of 2009. A 12" pipeline is currently under construction on this area.

VIC/P59

VIC/P59 consists of 301,468 gross acres and is located offshore in the Gippsland Basin under which the Company holds 1,206 net royalty acres representing a 1/20th of 1% overriding royalty interest. VIC/P59 is adjoined by the Blackback Oil Field with estimated reserves of 80,000,000 barrels of oil. Apache drilled three wells in 2008 on VIC/P59. Two wells were plugged and abandoned and the results of the third well has not been reported as of the date of this report.

VIC/P60

VIC/P60 is an offshore concession covering 339,769 gross acres under which the Company now holds a 50% of 1% overriding royalty interest under this entire concession following the farm-out to Holloman Energy Corp. In April 2005, the Company conducted a study of the data on VIC/P60 that identified six (6) structures, of which one of the six (6) structures, the A-1 Prospect lies in 100-200 meters of shallow water. The A-1 prospect is approximately 4.97 miles long and 1.24 miles wide with a seismic bright spot anomaly rated good to excellent. The seismic bright spot is 108' thick and 820' horizontal by 20,500' perpendicular wide behind a fault on the flank of the anticline. Holloman has traced the beds to the nearest oil and gas fields after processing 5,000 +/- seismic lines.

In 2007 the Company sold its 25% working interest for $152,896 in cash and retained an overriding royalty interest of 50% of 1% in concession VIC/P60. During 2008 Holloman filed a request for an extension for additional time to evaluate the escalation of the 3-D seismic costs that have occurred since the execution of the agreement to perform the work program.

CARNARVON BASIN - WESTERN AUSTRALIA

The Carnarvon Basin is Australia's largest petroleum providence. The Carnarvon basin in the Northwest Shelf contains a number of giant gas and gas-condensate fields. The Greater Gorgon area, which includes other nearby gas fields, is 130 km off the northwest coast of Western Australia in the Carnarvon basin. The fields in that area contain in excess of 40 Trillion Cubic Feet of gas.


In 2007, Western Australia produced 126 million barrels of crude oil/condensate, and 30 billion cubic meters of gas. 65% of the gas was transformed into 12 million tonnes of LNG (all of which was exported), with the remainder of the gas being sold to users in Western Australia. Primary production by the industry was valued at $16.7 billion, accounting for 31% of all natural resources produced in the state.

WA 372 & WA 373

WA 372 and WA 373 are both offshore concessions covering 61,776 gross acres and 98,842 gross acres respectively. The Company holds a 1/30th% of 1% overriding royalty interest under both of these concessions. Both WA 372 & WA 373 are operated by Holloman Energy Corp. and are located close to some giant oil & gas discoveries. The western border of WA 372 & 373 is approximately 10 kilometers from the Woolybutt Oil Field, which is currently producing approximately 24,000 barrels of oil per day or $604,800,000 per year at current market prices.


The eastern border of WA 372 is approximately 10 kilometers from the Barrow Island Oil Field, Australia's largest oil field with approximately 1.25 Billion barrels of oil in place or $87,500,000,000 at current market prices. The Barrow Oil Field has already produced approximately 300,000,000 barrels of oil or $21,000,000,000 at current market prices.

The operator of WA 372 has an $A41,000,000 exploration program that includes drilling 2 wells within the 1st three years with an option to drill an additional 2 wells in years 4 thru 6. The estimated cost to drill one well is in excess of $A10,000,000.


The operator of WA 373 has an $A20,000,000 exploration program that includes drilling 2 wells within the 1st three years. The estimated cost to drill one well is in excess of $A10,000,000.


COOPER/EROMANGA BASIN - SOUTH AUSTRALIA


PEL 88


ACOR owns a 3/10ths of 1% overriding royalty interest under PEL 88, which covers 816,436 gross acres. Three prospects have been identified on PEL 88, Acacia, Casuarina and Lancier. The potential recoverable reserves of each of these prospects are 15,000,000 barrels of oil in the Acacia, 18,000,000 barrels of oil in the Casuarina and 48,000,000 barrels of oil in the Lancier. No assurance can be made that these prospects will be drilled.


PEL 100

ACOR holds a 1% working interest in the Cleansweep #1 which was drilled in the 2008 fiscal year and was completed as a Birkhead formation producer. The well tested on 444 barrels of oil on a drill stem test. The Cleansweep well was drilled to a total depth of 8,694 feet and is estimated to have the potential of
4.8 million barrels of recoverable oil in place.

PEL 111


ACOR owns a 1/10th of 1% overriding royalty interest under PEL 111, which covers 290,101 gross acres. Mapping of PEL 111 seismic data coupled with the reprocessing of existing seismic data identified 20 leads and prospects for potential oil and gas in the Birkhead, Hutton, Tirrawarra and Patchawarra formations. The Warhawk #1 was drilled in 2008 and was cased and suspended as a future producer.


The operator states that a 3-D seismic program, followed by a 3 well drilling program on this area, is planned during 2009.


PEL 112 & 444


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


During the quarter ended June 30, 2008, Holloman made a request to the South Australian Government for new exploration terms, which was approved giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits.

PEL 115

This permit covers 270,580 gross acres under which ACOR holds an overriding royalty interest of 10% of 1% of gross production. PEL 115 is located in the prolific Cooper/Eromanga Basin in South Australia. The Mirage-1 well completed in July 2005 initially flowed clean oil at rate of 372 barrels of oil per day on a 1/2 inch choke. Mirage-1 is currently producing on optimized beam pump operation at a rate of 140 barrels of oil per day from the perforated 52-foot interval from 4330 feet to 4481 feet.

The interpreted recoverable oil reserve for the Mirage Oil Field based on 2D seismic geophysical mapping is in a range from a mean of 1.3 million barrels up to a maximum of 3.6 million barrels. The interpretation of the 3D data set suggests that Mirage-1 could be part of a larger feature covering approximately 20 square kilometers that includes the Lightning and Jindivik prospects, 3.10 miles to the north-east. Such an area has the potential of containing up to 23 million barrels of oil in place, subject to the presence of suitable Murta sand reservoir.

In the southern part of PEL 115, interpretation of the 3D Mirage and extensive 2D seismic data have defined four Jurassic and Permian oil and gas prospects (Voodoo, Fury, Airacobra and Thunderbolt). In the northern part of PEL 115 two Jurassic prospects have been identified (Avro and Skyhawk) and three Permian prospects known as the Delta, Hurricane and Metear. No drilling dates have been announced for these prospects.

COOPER/EROMANGA BASIN - QUEENSLAND


ATP 267


An eleven well exploration, appraisal and development drilling campaign began in early 2007 on ATP 267 under which the Company holds an overriding royalty interest of 17.15% of 1%. ATP 267 covers approximately 220,800 gross acres. The Nockatunga oil fields located on ATP 267 under which the Company holds a 17.15% of 1% overriding royalty interest is operated by Santos Ltd. The Nockatunga field produced an average of approximately 750 barrels of oil per day (BOPD) during the quarter ended June 30, 2008.


The Maxwell 5 appraisal well, which was drilled in October 2007 on the Maxwell oil field in PL 50, approximately equidistant from Maxwell 3 and Maxwell 4, was tied into the field facilities and brought online in April 2008. The well produces oil from the Murta Member.

ATP 299


The Company owns a .0575% of 1% ORRI under ATP-299 and its Petroleum Licenses which covers 441,600 gross acres and currently has 102 completed wells under which ACOR receives overriding royalties. The Tintaburra Block is reported to contain approximately 84 million barrels of proved plus probable oil in place. The 2006 program included the development of the Mulberry Field, which could potentially recover an additional 20 million barrels of oil from the Block.

Twenty-three (23) were drilled in the Tintaburra Block in 2006. Of the twenty-three (23), there were three (3) plugged and abandoned. Initial production rates from these wells average 200 barrels of oil per day. Production is expected to increase as more of the successful wells are brought on-line and as the wells receive pressure support from the nearby water injection wells.

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

The program so far has been the most successful onshore oil-drilling program undertaken in Australia with a success rate for drilling in the mid Birkhead reservoir unit at 80 acre spacing continuing at in excess of 80%.

ATP 560

ATP 560 covers 625,600 acres under which the Company holds a 25% of 1% override. The Utopia Oil Field is situated in ATP 560P in the Eromanga Basin in southwest Queensland, approximately 150 km north east of the Jackson Oilfield and 50 km south of the Kenmore Oilfield. The Joint Venture is considering numerous options to accelerate production from the field. The Utopia field is a broad low-relief structure, with a maximum relief of approximately 10 m. The field produces from the Early Cretaceous Murta Formation and is the largest known Murta pool in the Queensland Eromanga Basin. The oil pool is at an approximate depth of 1020 m. The most recent technical review of Utopia undertaken in June 2004 determined the field could contain up to 2.86 million barrels of recoverable oil.

ATP 582

On March 30, 2006 ACOR began work on the geological studies on ACOR's ATP-582. ATP-582 is located in Queensland Australia in the prolific Cooper/Eromanga Basin. The permit area covers approximately 6,716,000 gross acres. The Southern zone of ATP-582 is currently the best part of the area for oil and gas exploration. Besides being up dip of the approximately $1 billion dollar annual production from the Santos-Exxon producing block, it is along strike with many new discovery wells that have sustained daily production of 1,000 - 3,000 barrels of oil per day. ACOR management has currently identified two prospects on ATP-582 from the 850 miles seismic data, owned by ACOR. Two prospects have been identified:


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


On September 26th, 2006 the Company entered into a Joint Venture arrangement where the partner will operate the concession, pay to obtain Native Title clearance, shoot a new seismic grid survey over the leads identified by ACOR management from old seismic data to confirm good drillable targets with plans to drill a well to earn a 50% working interest under ATP 582 (ACOR will be carried for 50% WI). No exploration work can begin until native title has been cleared.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceeding contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to our Company in any legal proceeding, or (ii) has an adverse interest to our Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2008, no matters were submitted to the Company's stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2008 and 2007, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                              2008                             2007
                  ------------------------           ------------------------
                   HIGH              LOW              HIGH              LOW
                  ------           -------           ------           -------
   1st Quarter    $0.80            $0.30             $0.43            $0.24
   2nd Quarter     0.30             0.18              0.40             0.25
   3rd Quarter     0.30             0.14              0.32             0.15
   4th Quarter     0.23             0.05              0.69             0.32


The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2008 was 316 of record, which does not include stockholders whose shares are held in street or nominee names. We have no outstanding stock options or warrants to purchase our securities.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

Stock Compensation Plan (the "Plan") - The Board approved the Plan in 2008 and registered 1,000,000 shares for the Plan. The purpose of the Plan is to provide a means by which key employees, officers, directors, and consultants may be given an opportunity to acquire Common Stock of the Company in payment for services performed for the Company. The Plan provides incentives for such persons to exert maximum efforts for the success of the Company. No shares have been issued under the Plan to date.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2008, the Company issued a total of 2,723,546 unregistered shares as follows:

    PURPOSE              ISSUED TO:             AMOUNT OF SHARES         VALUE
    -------              ----------             ----------------         -----

Loan Repayment          Ely Sakhai                   936,292            $140,444
Loan Repayment          Robert Kamon                 718,786            $107,818
Director's Fees         Robert Kamon                 110,000            $ 49,400
Director's Fees         Andre Sakhai                 110,000            $ 49,400
Director's Fees         Kenneth Campbell             110,000            $ 49,400
Director's Fees         Jan Soleimani                 80,000            $ 20,800
Director's Fees         Howard Siegel                 40,000            $  8,800
Services                Brandon Hawk                  37,000            $ 23,680
Services                Ivan Webb                    137,419            $ 65,961
Services                Roger Autrey                 100,000            $ 34,000
Services                Bernard Lipton                33,334            $ 10,000
Services                Howard Siegel                 10,715            $  3,000
Override Interest
   In VIC/P59           Liberty Petroleum Corp.      300,000            $ 84,000

No underwriter, sales or placement agent was involved in any of the transactions.

The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

REPURCHASES OF SECURITIES

The Company has not repurchased any of its own securities.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes accompanied thereto. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this SEC 2008 Form 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL DISCUSSION:

ACOR's 2008 fiscal year was another active year on the company's properties in Australia. On the Company's Australian interests there were a total of 10 wells drilled, resulting in 3 producers and 7 dry holes, for the year ended December 31, 2008.

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During the quarter ended March 31, 2008, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. Due to inconsistencies between the original seismic interpretation and drilling data, Holloman tendered a request for an extension of the work program to determine future drilling prospects, already identified, so as to maximize the potential of the program. For further information on activities on the Company's properties see Item 2. Properties.

Seven wells were drilled on the Company's overrides located in the Bass Strait, a petroleum province known for its world class production. The Bass Strait has produced more than 4 billion barrels of oil/condensate and 12 TCF gas reserves have been discovered in the Basin since exploration began in 1964, with remaining reserves estimated at 600 million barrels of oil and 5 trillion cubic feet of gas. One of the seven wells was completed as a future producer on VIC/P54 (Longtom #4) under which the Company holds a 1/20th of 1% of gross production. The gas production on VIC/P54 is planned to go online during the summer of 2009.

ACOR has overriding royalty interests under 15,856,121 gross surface acres in the Cooper/Eromanga and Bass Strait of the Gippsland Basin plus has working interests under 7,914,460 gross surface acres. For additional information regarding these concessions including those mentioned above in this section see
Item 2. Properties.

ACOR's management is optimistic about the future drilling planned on its Australian interests, especially for the next couple of years.

RESULTS OF OPERATION

The Company's oil and gas revenues were up approximately 175% when comparing 2007 to 2008. In 2007 the revenues were $70,798 compared to $123,777 in 2008.
The increase in drilling activity that began in 2005 coupled with the increase in crude oil prices increased the Company's revenues in Australia on its overriding royalties, primarily concessions ATP 299 and ATP 267. It is normal to have a 3 to 6 month delay for Australian entities to distribute production revenues. During 2008 additional drilling resulted in the successful completion of wells as future producers, which provides the opportunity for greater sources of revenue from its investments in Australia.

The categories of Personnel Costs, Professional fees and Promotion and advertising reported expenditures of $274,417 for 2007 compared to $255,925, for 2008. Of the $274,417 the Company paid $157,800 through the issuance of unregistered common stock in 2007 and of the $255,925 the Company paid $136,600 through the issuance of unregistered common stock in 2008. The unregistered shares were issued for those services based on the closing stock price at the time of issuance without any discount for their lack of liquidity. The allocation of 2007 personnel cost of $213,638 is $155,500 for contract services, $32,400 in wages and $25,600 for officer compensation. The allocation of 2008 personnel cost of $154,185 is $94,300 for contract services, $34,500 in wages and $25,100 for officer compensation. The unusual increase in Promotion and Advertising from a credit of $22,169 in 2007 to $26,050 is directly related to the return of 150,000 shares of the Company's common stock that was originally issued for Public Relation services that was returned during 2007. The Directors' fees and other operating expense category for 2007 was $65,560 decreasing to $55,756 for 2008. The Directors' fees for both 2007 and 2008 were paid in stock and the balance "other" is for stock transfer fees, travel and meals representing only $11,800 for 2008.

The other categories of expenditures did not significantly change when comparing the fiscal year ended 2007 to 2008.

Other Income (Expense) for the Company includes interest expense of $9,006 for 2007 compared to an interest expense of $12,234 for 2008. The increase in interest expense for 2008 is directly due to an increase in notes payable.

Australian income taxes increased from $19,987 in 2007 to $28,774 for 2008 as a direct function of the increase in oil sales in Australia on its interests.

The net loss for the year ended December 31, 2007 was $329,447 compared to a net loss of $326,778 for the year ended December 31, 2008. Per share losses were $0.02 per share for the year ended 2007 compared to $0.02 per share for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2007 were $97,058 compared to $1,053,576 on December 31, 2008. The increase in current assets is due to the increase in cash on hand caused by a certificate of deposit for $1,000,000. The Company had an outstanding loan of $1,000,000 from the American State Bank of Cisco, as of December 31, 2008. The balance outstanding at December 31, 2008 bears interest at 4.12% and is due in May, 2009. This note is secured by a certificate of deposit shown as restricted cash on the balance sheet. Total interest incurred on this note during 2008 was $5,379. On March 2, 2009 this note was paid with the proceeds received from the certificate of deposit.

The Company's accounts receivable for both 2007 and 2008 are from oil sales that have been made but have not been received.

The Total Current Liabilities as of December 31, 2008 were $1,132,775 placing the Company's liquidity ratio of current assets to current liabilities at .94 to 1 being a dramatic improvement over the previous year that had Total Current Liabilities on December 31, 2007 of $463,003 placing the Company's liquidity ratio of current assets to current liabilities at .20 to 1. Cash on hand and certificate of deposit as of December 31, 2008 totaled $1,042,677 as compared to $71,777 cash on hand as of December 31, 2007.

The Company plans to meet its operating expenditures from a private placement of its restricted common stock. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company increased from $1,032,776 on December 31, 2007 to $2,027,173 on December 31, 2008, an increase of $994,397. This increase is directly due to the $1,000,000 certificate of deposit that was securing a loan for $1,000,000 with the American State Bank. The Company oil and gas properties increased from $994,604 in 2007 to $1,103,604, an increase of $109,000 due to the purchase of an overriding royalty interest in oil and gas concession known as VIC/P53.

Total Current Liabilities of the Company increased from $463,002 on December 31, 2007 to $1,132,775 on December 31, 2008. The loans from officers/directors of the Company were decreased from $214,786 on December 31, 2007 to $50,000 on December 31, 2008. These loans were decreased through the issuance of 1,655,078 shares of restricted common stock of the Company.

The accrued expenses of $246,982 for December 31, 2007 are comprised of $164,400 in director fees, $66,000 in consulting fees and the $16,600 in accrued interest.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company has been successful in entering into farm-out arrangements to defer the exploration commitments on six Australian concessions and has confidence to be able to repeat this process in the event the Company is successful in acquiring other concessions in Australia.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 "Accounting for Collaborative Arrangements". This Issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB Financial Staff Position No. FAS 157-2 deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS 157 did not have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) "Business Combinations" (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this standard will be on the fair value recorded for future business combinations after adoption.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company has not elected the fair value option for any eligible items.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interest in Consolidated Financial Statements - an Amendment of ARB 51" (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption will have on the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statement information for Australian-Canadian Oil Royalties Ltd. begins following the signature page of this form. The Index to the Financial Statements is on page F-1.

     Report of Independent Registered Public Accounting Firm
     Balance Sheets
     Statements of Operations and Comprehensive (Loss)
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception through September 5, 2005 was Robert Early & Company, P.C. of Abilene, Texas. Beginning September 6, 2005 Killman, Murrell & Company, P.C. of Odessa, Texas became independent accountant for the Company. There are no disagreements between the Company and its previous auditor Robert Early & Company, P.C. or its current auditor, Killman, Murrell & Company, P.C.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.


                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The Board of Directors of the Company presently consists of five members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following table sets forth information concerning the persons currently serving as directors of the Company.

                                                                    DATE FIRST
                                        POSITION WITH                ELECTED
      NAME                AGE           THE COMPANY                AS DIRECTOR
--------------------------------------------------------------------------------
Kenneth W. Campbell       78             Director                    1997
Robert Kamon              81             Director and                1997
                                         Secretary
Howard Siegel             66             Director                    2006
Jan Soleimani             57             Director                    2007
Andre Sakhai              27             Director and
                                         President                   2005

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

                                                               DATE FIRST
                                 POSITION WITH                  ELECTED
    NAME             AGE         THE COMPANY                   AS OFFICER
--------------------------------------------------------------------------------
Andre Sakai           27          President and                  2005
                                  Director

Mahnaz Nourmand       45          Chief Financial                2009
                                  Officer

Robert Kamon          81          Secretary and                  1997
                                  Director

ANDRE SAKHAI, President and Director, attended Arizona State University, which included a curriculum of financial accounting and microeconomics, as well as money and banking. Mr. Sakhai is a licensed real estate salesperson in the state of New York and has other experience in computer functions as well as experience in all aspects of the financial markets.

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

HOWARD SIEGEL, Director, is a graduate of the University of Oklahoma and has a law degree from Saint Mary's University Law School. Mr. Siegel has been a member of the State of Texas Bar Association since 1969 and became a member of the Colorado Bar Association in 1989. Mr. Siegel has over thirty years of experience in all matters of corporate law, oil and gas, real estate, employee benefits, taxation and general practice.

JAN SOLEIMANI, Director, is the owner of Bokara Rug Company in New York. His company manufactures high quality handmade rugs for distribution to elite furniture stores across the United States. Mr. Soleimani has been an active businessman for 33 years in the manufacturing and distribution of high quality handmade rugs plus has been involved in other successful business ventures including real estate development.

MAHNAZ (MICHELLE) NOURMAND, Chief Financial Officer, is a graduate of Queens College of New York where she received her Bachelor Degree in Accounting. In 1990 she received her MBA of Business also from Queens College. Currently, Ms. Nourmand is a Senior Manager & Tax Accountant for Ther Tobacco & Food Distribution of Corona, New York. Ms. Nourmand has 17 years experience and is a practicing Certified Public Accountant with an emphasis on corporate accounting preparing projections, budgets and financial statements.

FAMILY RELATIONSHIPS

There are no family relationships between the officers and directors of the Company; however, Ely Sakhai, a major shareholder, is the father of Andre Sakhai, President and Director of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of ACOR have received no salary or cash bonuses since the organization of the Company. The Company has no bonus, pension, or profit sharing plans. The Company pays for copies, phone usage, travel expenses, and other labor to non-related parties.

Officer Compensation - The executive officers of ACOR have received no cash salary or cash bonuses since the organization of the Company, with the exception of $3,000 in 2007 and $3,000 in 2008 paid to the Chief Financial officer, Bernard Lipton. Mr. Lipton also received 60,000 restricted shares during 2007 valued at $21,000 and 33,334 restricted shares during 2008 valued at $10,000.

Director Compensation - In 2006 the Board approved the issuance of 30,000 restricted shares to each director, and in 2007 and 2008 the Board approved the issuance of 40,000 restricted shares to each director, to be issued only when requested by the director. Howard Siegel was issued 30,000 shares in 2006, 40,000 shares in 2007 and 40,000 shares in 2008. Kenneth Campbell, Robert Kamon and Andre Sakhai received all 110,000 shares in 2008. Jan Soleimani received 80,000 shares in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 16, 2009 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.


                                               # of Shares
        Name and                               Beneficially         Percent of
  ADDRESS OF STOCKHOLDER                          OWNED               CLASS
--------------------------------------------------------------------------------
      Ken Campbell                                 360,000               2.186%
      307 Triune Bay
      Calgary, Alberta T1X 1G4
      Canada

      Robert Kamon** (2,166,293)                 3,621,287              21.993%
      Tensleep Oil & Production,
         Inc. (908,000)*
      International Oil Lease
         Service Corp. (394,444)
      Australian Grazing & Pastoral
         Co., Pty. Ltd. (152,500)
      1304 Avenue L
      Cisco, Texas 76437

      Howard Siegel                                 90,715                .551%
      P. O. Box 940572
      Houston, Texas 77094

      Andre Sakhai                               1,207,503               7.334%
      10 East 29th Street, Apt. 12J
      New York, New York 10016

      Jan Soleimani                                930,000               5.648%
      21 Windsor Dr.
      Old Westbury, New York 11568

      Mahnaz Nourmand                               30,000               0.002%
      91 Wheatley Road
      Old Westbury, New York 11568

All officers and directors as a group            6,239,505              37.714%

      Ely Sakhai                                 3,159,105              19.190%
      10 Windsor Dr.
      Old Westbury, New York 11568

      * Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Robert Kamon owns 50% of the shares of Tensleep.

      * Robert Kamon's (2,166,293 shares), Tensleep's (908,000 shares), International Oil Lease Service Corp.'s (394,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

The owners have no rights to acquire additional shares through options, warrants, rights, or conversion privileges within the next sixty days.

CHANGES IN CONTROL

Management is not aware of any current arrangements which would result in a change of control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE.

The Company owns 13.8325% Working Interest, Ely Sakhai, Director, owns 16.6667% working interest and Robert Kamon, Director and Secretary, owns 4.5% Working Interest in PEL 444 and PEL 112 in Australia. Ely Sakhai acquired an equal 12 1/2% working interest in the Park City Gas Field in Kentucky for cash, while the Company acquired its 12 1/2% interest through the issuance of restricted common shares. Ely Sakhai is the father of Andre Sakhai, who is also a Director of the Company.

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

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2008 and 2007. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2008 and 2007, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $37,306 and $36,912, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary, for filing fees during 2008, which totaled $11,532.

The Company borrowed $60,000 and $85,000 from two of its current and previous officers during 2008 and 2007. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

DIRECTOR INDEPENDENCE

Kenneth Campbell, Howard Siegel and Jan Soleimani are independent directors. Robert Kamon and Andre Sakhai are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Killman, Murrell & Company, P.C. served as the Company's independent auditor for the years ended December 31, 2005, 2006, 2007 and 2008. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our financial statements for the most recent fiscal year included in our Annual Report on Form 10-K; and for the review of our financial information and our quarterly reports on Form 10-Q during the years ending December 31, 2008 and 2007 were $33,330 and $50,620 respectively.

Tax Fees: The Company incurred no fees for tax compliance with the Company's principal auditor for 2008 and 2007.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------


     31.1         *Certification  of Chief Financial Officer pursuant to
                   Section  302 of the Sarbanes-Oxley Act of 2002.

     31.2          *Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

     32.          *Certification of Chief Financial Officer pursuant to Section
                   906 of  the Sarbanes-Oxley Act of 2002.

-----------------
*Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


Dated:    March 20, 2009               /S/ ANDRE SAKHAI
                                       -----------------------------------
                                       Andre Sakhai, President and CEO


Dated:   March 20, 2009                /S/ MAHNAZ NOURMAND
                                       -----------------------------------
                                       Mahnaz Nourmand, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 20, 2009                  /S/ ANDRE SAKHAI
                                       -----------------------------------------
                                       Andre Sakhai, President, Director and CEO



Dated: March 20, 2009                  /S/ ROBERT KAMON
                                       -----------------------------------------
                                       Robert Kamon, Secretary and Director



Dated: March 20, 2009                  /S/ KENNETH CAMPBELL
                                       -----------------------------------------
                                       Kenneth Campbell, Director



Dated: March 20, 2009                  /S/ JAN SOLEIMANI
                                       -----------------------------------------
                                       Jan Soleimani, Director



Dated: March 20, 2009                  /S/ HOWARD SIEGEL
                                       -----------------------------------------
                                       Howard Siegel, Director

                     Australian-Canadian Oil Royalties Ltd.



                          INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm......................F-2

Balance Sheets -- December 31, 2008 and 2007.................................F-3

Statements of Operations and Comprehensive Loss for
     the Years Ended December 31, 2008 and 2007 .............................F-4

Statements of Stockholders' Equity for the Years Ended
     December 31, 2008 and 2007 .............................................F-5

Statements of Cash Flows for the Years Ended
     December 31, 2008 and 2007 .............................................F-6

Notes to Financial Statements ...............................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/S/ KILLMAN, MURRELL & COMPANY, P.C.
------------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas

March 11, 2009



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS
                           December 31, 2008 and 2007


                                                                 2008          2007
                                                             -----------    -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                                    $    42,677    $    71,777
     Certificate of deposit                                    1,000,000           --
     Accounts receivable                                          10,899         23,651
     Prepaid expenses and other                                     --            1,630
                                                             -----------    -----------
         Total Current Assets                                  1,053,576         97,058
                                                             -----------    -----------

PROPERTY AND EQUIPMENT
     Oil and gas properties-being amortized                      363,176        122,009
     Oil and gas properties-not being amortized                  740,428        872,595
     Office equipment and software                                23,672         23,672
     Accumulated depletion and depreciation                     (154,763)       (83,642)
                                                             -----------    -----------
         Net Property and Equipment                              972,513        934,634
                                                             -----------    -----------

OTHER ASSETS                                                       1,084          1,084
                                                             -----------    -----------


     TOTAL ASSETS                                            $ 2,027,173    $ 1,032,776
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - related party                        $     1,729    $     1,235
     Accrued expenses                                             81,046        246,982
     Loans from officers                                          50,000        214,786
     Note payable to bank                                      1,000,000           --
                                                             -----------    -----------
         Total Current Liabilities                             1,132,775        463,003
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, no par (50,000,000 shares
          authorized, none outstanding)                             --             --
     Common stock, no par (50,000,000 shares
          authorized, 16,465,458 and 13,741,912 shares
          respectively outstanding)                            3,490,546      2,842,343
     Additional paid in capital                                  167,151        163,951
     Accumulated (deficit)                                    (2,763,303)    (2,436,525)
     Other comprehensive income:
        Foreign currency translation adjustment                        4              4
                                                             -----------    -----------
         Total Stockholders' Equity                              894,398        569,773
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,027,173    $ 1,032,776
                                                             ===========    ===========


              The accompanying notes are an integral part of these financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                 For the Years Ended December 31, 2008 and 2007


                                                        2008            2007
                                                  -------------    -------------
OPERATING REVENUES
     Oil and gas revenues                         $     123,777    $      70,798

COST OF REVENUES
     Lease operating expenses                            14,936             --
     Production taxes                                        54               18
     Depletion                                           69,371           12,506
                                                  -------------    -------------

         GROSS PROFIT                                    39,416           58,274
                                                  -------------    -------------

OPERATING EXPENSES
     Personnel costs                                    154,184          213,638
     Professional fees                                   75,690           82,948
     Promotion and advertising                           26,050          (22,169)
     Office expenses                                     11,756           11,495
     Depreciation and amortization                        1,750            7,379
     Directors' fees and other                           55,756           65,560
                                                  -------------    -------------

         Total Operating Expenses                       325,186          358,851
                                                  -------------    -------------

(LOSS) FROM OPERATIONS                                 (285,770)        (300,577)

OTHER (EXPENSE)
     Interest expense                                   (12,234)          (9,006)
                                                  -------------    -------------

(LOSS) BEFORE INCOME TAXES                             (298,004)        (309,583)

Australian income tax expense                            28,774           19,987
                                                  -------------    -------------

         NET (LOSS)                                    (326,778)        (329,570)


OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment               --                123
                                                  -------------    -------------

         TOTAL COMPREHENSIVE (LOSS)               $    (326,778)   $    (329,447)
                                                  =============    =============

Net loss per weighted average share outstanding   $       (0.02)   $       (0.02)
                                                  =============    =============

Weighted average shares outstanding                  14,664,731       13,648,421
                                                  =============    =============



   The accompanying notes are an integral part of these financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2008 and 2007




                                                                                             ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                      OTHER
                                  --------------------------      PAID IN    ACCUMULATED    COMPREHENSIVE
                                     SHARES         AMOUNT        CAPITAL     (DEFICIT)        INCOME        TOTALS
                                  -----------    -----------    -----------   -----------    -----------   -----------
BALANCES, December 31, 2006        13,264,269    $ 2,686,550    $   160,751   $(2,107,078)   $         4   $   740,227

Non-cash stock issuances:
     Services                         487,643        157,793           --            --             --         157,793
     Oil and gas properties           100,000         25,000           --            --             --          25,000
     Director's fees                   40,000         12,000           --            --             --          12,000
Contributed expenses                     --             --            3,200          --             --           3,200
Shares returned                      (150,000)       (39,000)          --            --             --         (39,000)
Net loss                                 --             --             --        (329,447)          --        (329,447)
                                  -----------    -----------    -----------   -----------    -----------   -----------

BALANCES, December 31, 2007        13,741,912      2,842,343        163,951    (2,436,525)             4       569,773

Non-cash stock issuances:
     Services                         318,468        136,641           --            --             --         136,641
     Oil and gas properties           300,000         84,000           --            --             --          84,000
     Director's fees                  450,000        179,300           --            --             --         179,300
     Notes payable to directors     1,655,078        248,262        248,262
Contributed expenses                     --             --            3,200          --             --           3,200
Net loss                                 --             --             --        (326,778)          --        (326,778)
                                  -----------    -----------    -----------   -----------    -----------   -----------


BALANCES, December 31, 2008        16,465,458    $ 3,490,546    $   167,151   $(2,763,303)   $         4   $   894,398
                                  ===========    ===========    ===========   ===========    ===========   ===========





                    The accompanying notes are an integral part of these financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2008 and 2007

                                                            2008            2007
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $  (326,778)   $  (329,447)
Adjustments to reconcile net (loss) to net cash
   provided by (used) in operations:
     Depreciation, depletion and amortization                71,121         19,885
     Value of expenses contributed by officers                3,200          3,200
     Stock issued for services                              136,641        157,793
     Stock issued for directors' fees                       179,300         12,000
     Stock returned for services not performed                 --          (39,000)

Changes in:
     Receivables                                             12,752        (12,426)
     Prepaid expenses                                         1,630         (1,630)
     Accrued expenses                                      (142,460)        80,164
     Accounts payable                                           494           (523)
                                                        -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES                     (64,100)      (109,984)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of office equipment                              --           (5,250)
     Purchase of oil & gas properties                       (25,000)       (10,872)
     Proceeds from sale of oil and gas properties              --          157,335
                                                        -----------    -----------


NET CASH USED IN INVESTING ACTIVITIES                       (25,000)       141,213
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction in notes payable to officers                    --          (47,408)
     Proceeds from notes payable to officers                 60,000         85,000
     Proceeds from bank loan                              1,000,000           --
     Restricted certificate of deposit                   (1,000,000)          --
                                                        -----------    -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                    60,000         37,592
                                                        -----------    -----------


Increase (decrease) in cash for year                        (29,100)        68,821

         Cash and cash equivalents, beginning of year        71,777          2,956
                                                        -----------    -----------

         Cash and cash equivalents, end of year         $    42,677    $    71,777
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES:

Cash payments for:
         Interest                                       $      --      $     3,010
                                                        ===========    ===========

         Australian income taxes                        $    28,774    $    19,987
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2008 and 2007
                                   (continued)

Noncash Investing and Financing Activities:
         Stock issued for oil and gas properties and drilling          (84,000)    (25,000)
         Stock issued for related party notes and interest            (248,262)       --
         Issuance of shares to directors                               107,818        --
         Issuance of shares to directors                               140,444        --
         Issuance of shares for oil and gas properties and drilling     84,000      25,000
                                                                      --------    --------
                                                                         --          --
                                                                      ========    ========






   The accompanying notes are an integral part of these financial statements.

                                 F-6 (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007

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

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian laws the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has unused operating loss carry-forwards at December 31, 2008 that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

              AMOUNT OF UNUSED OPERATING             EXPIRING DURING YEAR ENDED
                   LOSS CARRYFORWARD                         DECEMBER 31,
              --------------------------             --------------------------
                     $    65,277                               2009
                         104,895                               2010
                         158,230                               2011
                         614,872                               2012
                         620,354                               2013
                         329,446                               2014
                         326,778                               2015
                     -----------
                      $2,219,852
                     ===========

The potential tax benefit from these operating loss carry-forwards is $988,211 and $945,983 in 2008 and 2007, respectively. The Company has recognized a valuation allowance against these deferred tax assets due to the inability to foresee when such benefits will be realized.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $28,774 and $19,987 in 2008 and 2007, respectively.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

U.S. accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflect the potential dilution of securities that could share in the loss of the entity on as "as if converted" basis. This is computed by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potentially dilutive securities.

Weighted average shares outstanding were 14,664,731 and 13,648,421 for 2008 and 2007, respectively. Outstanding common stock equivalents have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

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

RECLASSIFICATIONS

Certain 2007 amounts have been reclassified in order to conform to the 2008 financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 "Accounting for Collaborative Arrangements". This Issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on the Company's financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007


NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB Financial Staff Position No. FAS 157-2 deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS 157 did not have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) "Business Combinations" (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this standard will be on the fair value recorded for future business combinations after adoption.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company has not elected the fair value option for any eligible items.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interest in Consolidated Financial Statements - an Amendment of ARB 51" (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007



NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption will have on the financial statements.

NOTE 2:   ACCOUNTS RECEIVABLE


At December 31, 2008 and 2007 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $10,899 and $23,651, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

The cost bases of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007

NOTE 3:   PROPERTIES AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2008 and 2007.

                                                      2008               2007
                                                  -----------        -----------
Oil and gas properties                           $ 1,103,604        $   994,604
Office equipment                                       8,121              8,121
Seismic analysis software                             15,551             15,551
                                                 -----------        -----------

    Total costs                                    1,127,276          1,018,276

    Accumulated depletion                           (132,841)           (63,470)
    Accumulated depreciation                         (21,922)           (20,172)
                                                 -----------        -----------

Net Property and Equipment                       $   972,513        $   934,634
                                                 ===========        ===========

Depreciation expense was $1,750 and $7,379 for 2008 and 2007, respectively. The office equipment and the software are being depreciated on a straight-line basis over three years.

NOTE 4:  OIL AND GAS PROPERTIES

Following is a summary of capitalized costs related to oil and gas properties:


                                                 2008                           2007
                                      --------------------------    --------------------------
                                        AUSTRALIA        U.S.        AUSTRALIA         U.S.
                                      -----------    -----------    -----------    -----------
Acquisition cost                      $   625,586    $     4,378    $   516,586    $     4,378
Exploration cost                          503,016           --          503,016           --
Assignments, transfers, and rentals         4,688           --            4,688           --
Less allowance for excess costs           (34,064)          --          (34,064)          --
                                      -----------    -----------    -----------    -----------

     Total                              1,099,226          4,378        990,226          4,378
Less accumulated depletion               (130,398)        (2,443)       (61,272)        (2,198)
                                      -----------    -----------    -----------    -----------

     Net Oil and Gas Properties       $   968,828    $     1,935    $   928,954    $     2,180
                                      ===========    ===========    ===========    ===========



The costs of the producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, ATP 543, ATP 560 and PEL 115. Other interests have not produced marketable oil or gas from which the Company has received revenues. The costs associated with these non-producing properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $69,125 and $12,506 for 2008 and 2007.

AUSTRALIA

During 2008, the Company acquired a 1/20th of 1% Overriding Royalty Interest under VIC/59 which amounted to $109,000 ($84,000 by issuing common stock and $25,000 in cash).



                                   (Continued)
                                      F-12

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007

NOTE 4:  OIL AND GAS PROPERTIES (CONTINUED)

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

NOTE 5:   LOANS FROM SHAREHOLDERS AND NOTES PAYABLE

During 2008, the Company borrowed additional funds from its previous president and current secretary in the amount of $60,000. The Company repaid a portion of the loans to its previous president and current secretary during 2008 in the amount of $224,786. Loans from officers totaled $50,000 as of December 31, 2008.

During 2007, the Company borrowed additional funds from its previous president in the amount of $85,000. The Company repaid a portion of the loans to its current secretary in the amount of $47,408. Loans from current and previous officers totaled $214,786 as of December 31, 2007.

The Company had an outstanding loan of $1,000,000 from the American State Bank of Cisco, as of December 31, 2008. The balance outstanding at December 31, 2008 bears interest at 4.12% and is due in May, 2009. This note is secured by a certificate of deposit shown as restricted cash on the balance sheet. Total interest incurred on this note during 2008 was $5,379. On March 2, 2009 this note was paid with the proceeds received from the certificate of deposit.

NOTE 6:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2008 and 2007. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2008 and 2007, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $37,306 and $36,912, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary, for filing fees during 2008, which totaled $11,532.

The Company borrowed $60,000 and $85,000 from two of its current and previous officers during 2008 and 2007. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2008 and 2007, the Company's accounts payable was $1,728 and $1,235, respectively payable to related parties.

Common Shares to Directors - The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2008, valued at $0.22 per share, being the market value on September 24, 2008. The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2007, valued at $0.30 per share, being the market value on June 22, 2007. This recommendation by the Compensation Committee was voted on and approved by the Board of Directors and has been recorded




                                   (Continued)
                                      F-13

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007

NOTE 6:   TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

as an expense in these financial statements in the amounts of $44,000 and $60,000, respectively for 2008 and 2007. This stock will be issued to each director at the director's discretion. During 2008, Andre Sakhai, Robert Kamon and Kenneth Campbell each received 110,000 shares for their fees for 2006, 2007 and 2008; Howard Siegel received 40,000 for 2008; and Jan Soleimani received 80,000 for 2007 and 2008. Howard Siegel is the only director whose stock was issued in 2007 and 2006 in the amount of 40,000 shares and 30,000 shares.

NOTE 7:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where most of its properties are presently located. Approximately 90% of all operating revenues reported by the Company during 2008 and 2007 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2008 and 2007 are also related to the revenue received from the Australian royalties. Australian revenues were $107,353 and $70,409 in 2008 and 2007.

Essentially all of the Company's administrative costs are incurred in the United States. Leasing operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.

NOTE 8:   STOCK TRANSACTIONS

During 2008, the Company issued a total of 2,723,546 shares. A total of 1,655,078 shares were issued for loan repayments, including interest, to its previous president and current secretary valued at $248,262; 450,000 shares were issued for Director's Fees valued at $179,300; 318,468 shares were issued for services valued at $136,641 and the Company acquired an override in a concession located in Victoria Australia for 300,000 shares of restricted common stock valued at $84,000.

During 2007, the Company issued shares of its common stock for the following:
487,643 shares were issued for services valued at $157,793; 100,000 shares were issued for the acquisition of an interest in an Australian property valued at $25,000; and 40,000 shares were issued for directors' fees valued at $12,000. Also, a total of 150,000 shares were returned to the Company for public relations fees valued at $39,000.

NOTE 9: CONTINGENCIES

The original package of Australian overriding royalty interests acquired by the Company in 1997 included a 1/8 of 1% interest in all production from the Patchawarra Southwest Block of PEL's 5 & 6. This overriding royalty comprises approximately 5,348 net royalty acres under 1,069,717 surface acres. The Patchawarra Southwest Block became productive in June 1989 and has produced approximately $AU67,119,716 in revenues from oil, gas and LPG since that time. This overriding royalty was first created in June 1971 as a 1/4 of 1% interest out of a 10% working interest. Since that time, this interest has been assigned to six different companies with the last assignee being Australian-Canadian Oil Royalties Ltd. During 1997, the Company determined that, due to the extensive time elapsing between assignments and the failure of some intermediate assignees to properly assign title, it will be necessary to engage in litigation in order to collect both past and future royalty payments. In addition to the legal costs incurred in this litigation, the Company will be required to pay the stamp duty (transfer tax), charged by the Australian government, for each previously unrecorded assignment


                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007


NOTE 9: CONTINGENCIES (CONTINUED)

The Company is considering the appropriate timing and costs which will be required to undertake the necessary litigation to perfect its title in this royalty interest. As of December 31, 2008, no litigation has been undertaken. Legal counsel has advised the Company that the expected cost of the litigation process will be in the range of $AU30,000 plus any stamp duty that may be required. The required stamp duty will be based on the state's determination of value and will be required to be paid for each unregistered transfer in the chain of title. At this time no estimate of this cost can be made. Upon successfully clearing title to the property, the Company expects to collect approximately $AU42,000 in royalties on previous production. A six-year statute of limitations runs on unpaid royalty revenue.

The Company has extensive commitments on its working interest properties in Australia. The following summarizes these commitments.

ATP 582 - The Company has annual rentals of $23,000 per year on the 6,716,000 acre concession which the Company owns 100%.

PEL 444 (previously PEL's 108 and 109) and PEL 112 - The Company has annual rentals which are approximately $10,000 per year on these concessions and the Company owns a 13.8325% Carried Working Interest.

In the event the Company cannot fund the above commitments or farm-out these areas to partners for funding, then the concessions will be subject to being cancelled.

NOTE 10:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are all located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $250,000 per depositor. Combined balances at December 31, 2008 at the Company's primary bank did not exceed federally insured limits.

NOTE 11:   GOING CONCERN CONSIDERATIONS

As of December 31, 2008, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to find a drilling company to farm out the working interest it holds in Australia, raising funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources, unless required to fulfill its obligation in Australia.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007

  NOTE 12:   SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2008.

RESERVES OF OIL AND GAS - ROYALTY INTERESTS

The current quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtain this information. The Company's share of oil and gas produced from the producing interests is presented in the following schedule. No estimates of reserves have been reported to or filed with any Federal authority or agency during the year presented. All of these royalty interests are in Australia. The gas wells on ATP 543 were shut in all of 2008.

                                                         GAS (MCF)    OIL (BBLS)
                                                         ---------    ----------
Reserves reported by the Queensland
     Government as of June 30, 1997                          123         21,030
Additions or adjustments after 1997                       15,272          2,350
  Discoveries                                               --             --
  Cumulative previous production                          (4,232)        (5,201)
  Current year production                                   --             (942)
                                                         -------        -------

   Unrecovered reserves                                   11,163         17,237
                                                         =======        =======

                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                      For the Year Ended December 31, 2008

                                                AUSTRALIA      U.S.       TOTAL
                                                --------    --------    --------
Sales of oil and gas                            $107,353    $ 16,424    $123,777

Production costs (including taxes)                  --        14,990      14,990
Depletion                                         69,125         246      69,371
                                                --------    --------    --------
Results of operations from
     producing activities (excluding
     corporate overhead)                        $ 38,228    $  1,188    $ 39,416
                                                ========    ========    ========

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                              At December 31, 2008

                                     AUSTRALIA          U.S.           TOTAL
                                    -----------     -----------     -----------
Unproved properties
     (not being amortized)          $   738,550     $     1,878     $   740,428
Proved properties
     (being amortized)                  360,676           2,500         363,176
                                    -----------     -----------     -----------

   Total Capitalized Costs            1,099,226           4,378       1,103,604

Accumulated depletion                  (130,398)         (2,443)       (132,841)
                                    -----------     -----------     -----------

Net Capitalized Costs               $   968,828     $     1,935     $   970,763
                                    ===========     ===========     ===========

                                   (Continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2008 and 2007


  NOTE 12: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)


 COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
                      For the Year Ended December 31, 2008

                                                AUSTRALIA          U.S.
                                                --------       -----------
Property acquisition costs:
     Proved                                     $   --         $      --
     Unproved                                    109,000              --
     Exploration costs                              --                --
     Development costs                              --                --
                                                --------       -----------

Total                                           $109,000       $      --
                                                ========       ===========