Form 10-Q
period 2009-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2009-05-08
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

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

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     There were 16,465,458 shares of common
                     stock, No Par Value, outstanding as of
                                 March 31, 2009

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                 March 31,     December 31,
                                                                   2009            2008
                                                                -----------    -----------
                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                         $    30,224    $    42,677
   Certificate of deposit                                                --      1,000,000
   Accounts receivable                                               13,770         10,899
                                                                -----------    -----------
                  Total Current Assets                               43,994      1,053,576
                                                                -----------    -----------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           363,176        363,176
   Oil and gas properties-not being amortized                       740,428        740,428
   Office equipment and software                                     24,782         23,672
   Accumulated depreciation and depletion                          (172,574)      (154,763)
                                                                -----------    -----------
                  Net Property and Equipment                        955,812        972,513
                                                                -----------    -----------
OTHER ASSETS                                                          1,084          1,084
                                                                -----------    -----------
                  TOTAL ASSETS                                  $ 1,000,890    $ 2,027,173
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $    22,161    $     1,729
   Accrued expenses                                                  80,462         81,046
   Loans from officers                                               62,360         50,000
   Notes payable to bank                                                 --      1,000,000
                                                                -----------    -----------
                  Total Current Liabilities                         164,983      1,132,775
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                --             --
   Common stock, no par (50,000,000 shares authorized
        16,465,458 and 16,465,458 shares in 2009 and 2008
         issued and outstanding)                                  3,490,546      3,490,546
   Additional paid in capital                                       167,951        167,151
   Accumulated deficit                                           (2,822,594)    (2,763,303)
   Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------
                  Total Stockholders' Equity                        835,907        894,398
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,000,890    $ 2,027,173
                                                                ===========    ===========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2009 and 2008
                                   (Unaudited)

                                                2009              2008
                                           --------------    --------------
OIL AND GAS REVENUES                       $       16,518    $       27,315

COST OF SALES
   Production taxes                                    --                26
   Depletion                                       17,281             3,488
                                           --------------    --------------
     GROSS PROFIT                                    (763)           23,801
                                           --------------    --------------
OPERATING EXPENSES
   Personnel costs                                 14,020            71,453
   Professional fees                               18,916            23,280
   Promotion and advertising                        7,805            10,074
   Office expenses                                  3,670             3,128
   Depreciation                                       530               437
   Directors' fees and other                        1,293             4,035
                                           --------------    --------------
         Total Operating Expenses                  46,234           112,407
                                           --------------    --------------
OPERATING LOSS                                    (46,997)          (88,606)

OTHER INCOME/(EXPENSE)
   Interest income
                                                      959                --
   Interest expense                                (8,071)           (2,443)
                                           --------------    --------------
NET LOSS BEFORE INCOME TAXES                      (54,109)          (91,049)

   Australian income taxes                          5,182             7,321
                                           --------------    --------------
NET LOSS                                   $      (59,291)   $      (98,370)
                                           ==============    ==============
BASIC (LOSS) PER COMMON SHARE              $        (0.00)   $        (0.01)
                                           ==============    ==============
Weighted average number of common shares
outstanding:                                   16,465,458        13,893,562
                                           ==============    ==============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2009 and 2008
                                   (Unaudited)

                                                         2009           2008
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $   (59,291)   $   (98,370)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization         17,811          3,925
         Value of expenses contributed by officers           800            800
         Stock issued for services                            --         89,641
Changes in:
     Receivables                                          (2,871)         8,925
     Prepaid expenses and other                               --         10,380
     Accounts payable and accrued expenses                19,849         13,510
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (23,702)        28,811
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITITES:
     Acquisition of office equipment                      (1,111)            --
                                                     -----------    -----------
NET CASH FLOWS (USED) BY INVESTING ACTIVITIES:            (1,111)            --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers              12,360             --
     Surrender of certificate of deposit               1,000,000             --
     Reduction in notes payable to bank               (1,000,000)            --
                                                     -----------    -----------
NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES         12,360             --
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                          (12,453)        28,811
         Cash, Beginning of Period                        42,677         71,777
                                                     -----------    -----------
         Cash, End of Period                         $    30,224    $   100,588
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                    $        --    $        --
                                                     ===========    ===========
         Australian income taxes                     $     5,182    $     7,321
                                                     ===========    ===========
     Non-Cash Investing and Financing Activities:
         Prepaid services                                     --        (44,000)
         Stock to be issued for services                      --         44,000

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2009
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2008. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2008 and March 31, 2009 and 2008, for the respective periods then ended.

GENERAL DISCUSSION:

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. The Company's strategy is two fold: 1) to seek overriding royalty interests in oil and gas concessions within sedimentary basins in Australia; and 2) develop and explore existing concessions in which the Company holds working interest through exploration - seismic and drilling.

The Company's ability to complete its planned exploration activities and explore other oil and gas opportunities is dependent on adequate capital resources being available and equity being obtained and/or find partners to fund the exploration and drilling programs on the areas in which the Company holds working interests.

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that covers parts of Queensland and South Australia. These Company's overriding royalties total 556,764 net royalty acres under 14,661,454 gross surface acres in fourteen concessions. In addition the Company also owns 18,897 net royalty acres under 1,194,667 gross acres in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia and 528 net royalty acres under 160,618 gross acres in the Carnarvon Basin located offshore of the state of Western Australia.

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

On the 15,856,121 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

The Company is currently receiving revenues from four of its overriding royalty interests - ATP 267, ATP 299, ATP 560 and PEL 115. A successful gas well was completed on ATP 543 in 1996. After completion of a gas pipeline, gas began to be marketed in August 1999; however, the pipeline reduced the gas price and the well was shut in.

The Company has overriding royalty interests in three Permits in the Gippsland Basin, VIC/P45, 53 and 54. The Bass Strait of the Gippsland Basin is located between the State of Victoria and Tasmania which has in excess of 4 billion barrels of oil/condensate and 12 TCF gas reserves discovered since exploration drilling began in 1964.

The Company has overriding royalty interests in two permits in the Carnarvon Basin is Australia's largest petroleum providence. The Carnarvon basin in the Northwest Shelf contains a number of giant gas and gas-condensate fields. The Greater Gorgon area, which includes other nearby gas fields, is 130 km off the northwest coast of Western Australia in the Carnarvon basin. The fields in that area contain in excess of 40 Trillion Cubic Feet of gas. In 2007, Western Australia produced 126 million barrels of crude oil/condensate, and 30 billion cubic meters of gas. 65% of the gas was transformed into 12 million tonnes of LNG (all of which was exported), with the remainder of the gas being sold to users in Western Australia. Primary production by the industry was valued at $16.7 billion, accounting for 31% of all natural resources produced in the state.

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

The principal assets of ACOR are oil and gas properties. On March 31, 2009 the Company reported $955,812 in total net property and equipment compared to $994,604 on March 31, 2008 and $927,513 on December 31, 2008. The nominal decrease incurred from March 31, 2008 to March 31, 2009 is due to the amount of accumulated depreciation and depletion.

The Total Current Assets decreased from December 31, 2008 to March 31, 2009 from $1,053,576 to $43,994. Included in the December 31, 2008 current assets the Company had a $1,000,000 certificate of deposit. Subsequent to December 31, 2009 the Company did not renew its $1,000,000 certificate of deposit that was used to collateralize a bank note for $1,000,000. The Company's Total Current Assets as of March 31, 2009, was $43,994 with Total Current Liabilities of $164,983, giving a liquidity ratio of .27 to 1. The Company's Total Current Assets as of March 31, 2008, was $150,564 with Total Current Liabilities of $476,510, giving a liquidity ratio of .31 to 1. The Company's cash position was $30,224 on March 31, 2009 compared to $42,677 and $100,588 on December 31, 2008 and March 31,
2008 respectively. The fluctuations in current assets from March 31, 2008 compared to December 31, 2008 and March 31, 2009 is directly related to the amount of cash on hand.

The Company's Total Assets on March 31, 2009 were $1,000,890 compared to $2,027,173 on December 31, 2008 and $1,082,355 on March 31, 2008. Included in
the December 31, 2008 current assets the Company had a $1,000,000 certificate of deposit. Subsequent to December 31, 2009 the Company did not renew its $1,000,000 certificate of deposit that was used to collateralize a bank note for $1,000,000. The decrease in total assets from March 31, 2008 to March 31, 2009 is related to the combination of reduction of cash and account receivables.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing March 31, 2009 ($835,907) to December 31, 2008, March 31, 2008 being $894,398 and $605,845 respectively. The increase in stockholders' equity from March 31, 2008 to March 31, 2008 of $230,062 was attributed to a decrease in current liabilities of $311,527.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company did not issued any common shares during the quarter ended March 31, 2009. On March 31, 2009 the Company had 16,465,458 common shares issued and outstanding.

RESULTS OF OPERATIONS

Oil and gas revenues reported for the three months ended March 31, 2009 was $16,518 compared to $27,315 for the three months ended March 31, 2008 as a result of lower crude oil prices. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $46,234 for the three months ended March 31, 2009 compared to $112,407 for the quarter ended March 31, 2008. The principal reason for the decrease is due personnel costs decreasing from $71,453 to $14,020. Professional fees also decreased when comparing the quarters ending March 31, 2008 to March 31, 2009 being $23,280 and $18,916 respectively. The other operating expense categories were not materially different.

The Company's operating loss was $46,997 for the quarter ended March 31, 2009 compared to an operating loss of $88,606 for the same period in 2008. As stated above, the decrease in expenditures of personnel and professional fees caused operating losses to decrease by $41,609 when comparing these two quarters.

The Company had interest income for the quarter ended March 31, 2009 of $959 and no interest income for the quarter ended March 31, 2008. The Company did incur interest expense of $2,443 during the quarter ended March 31, 2008 compared to $8,071 for the quarter ended March 31, 2009. All of the interest expense paid during the quarter ended March 31, 2008 was paid to officers or directors on their loans to the Company and the interest paid during the quarter ended March 31, 2009 was on the $1,000,000 bank loan.

The net loss for the three months ended March 31, 2008 was $98,370 compared to a net loss of $59,291 for the quarter ended March 31, 2009. The decrease in net loss is primarily attributable to decreases in additional costs associated with personnel and professional fees.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on ground level basis and will seek partners to join in this process. The Company has been successful in the past (2006 and 2007) to enter into farm-out arrangements on concessions awarded to the Company and its partners. These farm-out arrangements have allowed the Company to retain a carried interest and in some cases receive cash consideration in addition to deferring the exploration commitments on concessions to the buyers.

MATERIAL COMMITMENTS

The Company as of March 31, 2009 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration cost to others in lieu of cash, carried working interest and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the first quarter of 2009, the Company paid $15,313 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, the Company had no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The stockholders approved the election of all directors and the ratification of the auditor at the Annual Meeting held on February 27, 2009. No other matters were submitted for approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 31.1 -- Certification of Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 -- Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32 -- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Reports on Form 8-K - Filed March 20, 2009 for change in Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Australian-Canadian Oil Royalties Ltd.


Date: May 6, 2009               /s/ MAHNAZ NOURMAND
                                ------------------------------------------------
                                By: Mahnaz Nourmand, Principal Financial Officer