Form 10-Q
period 2009-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2009-08-07
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from                  to               .
                                               --------------    --------------


                           Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
             (Exact Name of Registrant as Specified in its Charter)

   BRITISH COLUMBIA, CANADA                                         75-2712845
------------------------------                                 -----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                                 Identification #)

     1301 AVENUE M, CISCO, TX                                         76437
----------------------------------------                            ---------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (254) 442-2638
                                 --------------
                Registrant's Telephone Number Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No _____


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

( ) Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( X ) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  There were 18,327,030 shares of common stock,
                 No Par Value, outstanding as of July 28, 2009

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                  June 30,       December 31,
                                                                   2009              2008
                                                                -----------    -----------
                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $    14,550    $    42,677
   Certificate of deposit                                              --        1,000,000
   Accounts receivable                                                8,567         10,899
                                                                -----------    -----------
         Total Current Assets                                        23,117      1,053,576
                                                                -----------    -----------


PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           363,176        363,176
   Oil and gas properties-not being amortized                       740,428        740,428
   Office equipment and software                                     24,782         23,672
   Accumulated depreciation and depletion                          (190,385)      (154,763)
                                                                -----------    -----------

         Net Property and Equipment                                 938,001        972,513
                                                                -----------    -----------

OTHER ASSETS                                                          1,084          1,084
                                                                -----------    -----------
         TOTAL ASSETS                                           $   962,202    $ 2,027,173
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $     2,988    $     1,729
   Accrued expenses                                                  71,164         81,046
   Loans from officers                                               25,000         50,000
   Notes payable to bank                                               --        1,000,000
                                                                -----------    -----------
         Total Current Liabilities                                   99,152      1,132,775
                                                                -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                              --             --
   Common stock, no par (50,000,000 shares authorized
        18,327,030 and 16,465,458 shares in 2009 and 2008
         issued and outstanding)                                  3,566,009      3,490,546
   Additional paid in capital                                       168,751        167,151
   Accumulated deficit                                           (2,871,714)    (2,763,303)
   Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------
         Total Stockholders' Equity                                 863,050        894,398
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   962,202    $ 2,027,173
                                                                ===========    ===========




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2009 and 2008
                                   (Unaudited)


                                                Three Months                             Six Months
                                          2009                2008                 2009               2008
                                    ----------------    ----------------    ----------------    ----------------

OIL AND GAS REVENUES                $          5,330    $         49,898    $         21,848    $         77,212

COST OF SALES
   Production taxes                             --                  --                  --                    26
   Depletion                                  17,281              20,655              34,562              24,143
                                    ----------------    ----------------    ----------------    ----------------

     GROSS PROFIT/LOSS                       (11,951)             29,243             (12,714)             53,043
                                    ----------------    ----------------    ----------------    ----------------

OPERATING EXPENSES
   Personnel costs                            22,510              79,630              36,471             151,083
   Professional fees                           6,601               9,768              25,517              33,048
   Promotion and advertising                   3,037               3,247              10,843              13,321
   Office expenses                             1,278               3,963               5,007               7,090
   Depreciation                                  530                 438               1,060                 875
   Directors' fees and other                     528               5,326               1,821               9,361
                                    ----------------    ----------------    ----------------    ----------------
         Total Operating Expenses             34,484             102,372              80,719             214,778
                                    ----------------    ----------------    ----------------    ----------------

OPERATING LOSS                               (46,435)            (73,129)            (93,433)           (161,735)

OTHER INCOME/(EXPENSE)
   Interest income                              --                  --                   959                --
   Interest expense                           (1,417)             (2,443)             (9,488)             (4,886)
                                    ----------------    ----------------    ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                 (47,852)            (75,572)           (101,962)           (166,621)

   Australian income taxes                     1,267              15,191               6,449              22,512
                                    ----------------    ----------------    ----------------    ----------------

NET LOSS                            $        (49,119)   $        (90,763)   $       (108,411)   $       (189,133)
                                    ================    ================    ================    ================



BASIC (LOSS) PER COMMON SHARE       $          (0.00)   $          (0.01)   $          (0.01)   $          (0.01)
                                    ================    ================    ================    ================

Weighted Average Number of Common
  Shares Outstanding:
      Basic                               16,955,851          13,945,920          16,745,683          13,851,608
                                    ================    ================    ================    ================


See accompanying notes to financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2009 and 2008
                                   (Unaudited)



                                                          2009           2008
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $  (108,411)   $  (189,133)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization          35,622         25,018
         Value of expenses contributed by officers          1,600          1,600
         Stock issued for services                          5,000        177,642
Changes in:
     Receivables                                            2,332         (7,171)
     Prepaid expenses and other                              --          (21,870)
     Accounts payable and accrued expenses                 (6,519)        10,234
                                                      -----------    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (70,376)        (3,680)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITITES:
     Acquisition of office equipment                       (1,111)          --
                                                      -----------    -----------

NET CASH FLOWS (USED) BY INVESTING ACTIVITIES:             (1,111)          --
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers               43,360           --
     Surrender of certificate of deposit                1,000,000           --
     Reduction in notes payable to bank                (1,000,000)          --
                                                      -----------    -----------

NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES          43,360           --
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                           (28,127)        (3,680)

         Cash, Beginning of Period                         42,677         71,777
                                                      -----------    -----------

         Cash, End of Period                          $    14,550    $    68,097
                                                      ===========    ===========



SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                     $      --      $      --
                                                      ===========    ===========
         Australian income taxes                      $     6,449    $    19,079
                                                      ===========    ===========
     Non-Cash Investing and Financing Activities:
         Prepaid services                                    --          (44,000)
         Stock to be issued for services                     --           44,000
         Reduction in notes payable to officers           (68,360)          --
         Reduction in accrued expense                      (2,108)          --
         Stock issued for notes payable to officers        70,463

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                  June 30, 2009
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2008. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Any statements that are contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as 'may,' 'will,' 'expect,' 'anticipate,' 'estimate,' 'continue' or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2008 and June 30, 2009 and 2008, for the respective periods then ended.

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

The Company's ability to complete its planned exploration activities and explore other oil and gas opportunities is dependent on adequate capital resources being available and equity being obtained and/or finding partners to fund the exploration and drilling programs on the areas in which the Company holds working interests.

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. These Company's overriding royalties total 556,764 net royalty acres under 14,661,454 gross surface acres in fourteen concessions. In addition, the Company also owns 18,897 net royalty acres under 1,194,667 gross acres in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia and 528 net royalty acres under 160,618 gross acres in the Carnarvon Basin located offshore of the state of Western Australia.

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


The Company has overriding royalty interests in two permits in the Carnarvon Basin which is Australia's largest petroleum providence. The Carnarvon basin in the Northwest Shelf contains a number of giant gas and gas-condensate fields. The Greater Gorgon area, which includes other nearby gas fields, is 130 km off the northwest coast of Western Australia in the Carnarvon basin. The fields in that area contain in excess of 40 Trillion Cubic Feet of gas. In 2007, Western Australia produced 126 million barrels of crude oil/condensate, and 30 billion cubic meters of gas. 65% of the gas was transformed into 12 million tonnes of LNG (all of which was exported), with the remainder of the gas being sold to users in Western Australia. Primary production by the industry was valued at $16.7 billion, accounting for 31% of all natural resources produced in the state.

SUBSEQUENT ACTIVITY ON PROPERTIES:

Subsequent to June 30, 2009 the operator, Victoria Petroleum N.L. (Vicpet) for the PEL 111 Joint Venture, advised that the Short Term Production Test at Snatcher-1 has resulted in a flow to the surface from the Birkhead Formation of clean 48 degree API oil at a rate of 218 barrels per day on a 12/64 in. choke. The Short Term Production Test will continue over the next week to establish stabilized production rates and reservoir pressure information for future long-term production. Snatcher-1 was a successful test of the oil bearing potential of the Snatcher Prospect adjacent to the Santos Limited operated Charo Field in PPL 177. The PPL 177 license is wholly contained within PEL 111. ACOR owns a 1/10th of 1% ORRI under PEL 111, covering approximately 292,819 gross acres.

The plans are for the drilling rig to move to drill the Snatcher-2 Well located 2,949 feet northeast of Snatcher 1. Drill site preparation activities are in progress on July 28, 2009 with drilling planned to commence on the Snatcher-2 in approximately 7 days time.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically addressed its long-term liquidity needs for the oil and gas exploration and development for its Australian working interests through the use of farm-out agreements. The Company sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities i.e. seismic, drilling etc. This is the strategy that management is following in order to meet the expenditure requirements on the Australian concessions.

In addition, the Company may also satisfy its future capital requirements by selling its common stock. Should the Company become unable to reach satisfactory farm-out arrangements or obtain financing from the sale of its securities or some other source, the Company may not be able to achieve some of its future goals.

The principal assets of ACOR are oil and gas properties (both those being amortized and those not being amortized) reported at $1,103,604 on June 30, 2009, reporting no change since December 31, 2008.

The Total Current Assets decreased from December 31, 2008 to June 30, 2009 from $1,053,576 to $23,117. Included in the December 31, 2008 current assets the Company had a $1,000,000 certificate of deposit. Subsequent to December 31, 2008 the Company did not renew its $1,000,000 certificate of deposit that was used to collateralize a bank note for $1,000,000. The Company's Total Current Assets as of June 30, 2009, was $23,117 with Total Current Liabilities of $99,152, giving a liquidity ratio of .233 to 1. The Company's Total Current Assets as of June 30, 2008, was $122,419 with Total Current Liabilities of $473,236, giving a liquidity ratio of .25 to 1. The Company's cash position was $14,550 on June 30, 2009 compared to $42,677 and $68,097 on December 31, 2008 and June 30, 2008
respectively. The fluctuations in current assets from June 30, 2008 compared to December 31, 2008 and June 30, 2009 is directly related to the amount of cash on hand.

The Company's Total Assets on June 30, 2009 were $962,202 compared to $2,027,173 on December 31, 2008 and $1,033,118 on June 30, 2008. Included in the December 31, 2008 current assets the Company had a $1,000,000 certificate of deposit. Subsequent to December 31, 2008 the Company did not renew its $1,000,000 certificate of deposit that was used to collateralize a bank note for $1,000,000. The decrease in total assets from June 30, 2008 to June 30, 2009 is related to the combination of reduction of cash and account receivables.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing June 30, 2008 ($559,882) to December 31, 2008, June 30, 2009 being $894,398 and $863,050 respectively. Stockholders' Equity decreased slightly from December 31, 2008 to June 30, 2009 due to less cash on hand on June 30, 2009.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the quarter ended June 30, 2008 the Company issued 133,334 restricted shares (valued at $44,000) for services. During the quarter ended June 30, 2009 the Company issued 100,000 restricted shares (valued at $5,000) for services. The number of shares issued and outstanding as of June 30, 2009 was 18,327,030.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended June 30, 2009 was $5,330 compared to $49,898 for the quarter ended June 30, 2008. Oil and gas revenues reported for the six months ended June 30, 2009 was $21,848 compared to $77,212 for the six months ended June 30, 2008 reflecting the impact of decline in oil prices and the decline in flush production from the new additional wells drilled on concessions ATP 267 and 299. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299, ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $34,484 for the three months ended June 30, 2009 compared to $102,372 for the quarter ended June 30, 2008. The principal reason for the decrease is personnel costs were lowered from $79,630 to $22,510 and directors and other fees were lowered from $5,326 to $528 due to less corporate activity.

Total Operating Expenses were $80,719 for the six months ended June 30, 2009 compared to $214,778 for the six months ended June 30, 2008. The principal reason for the decrease is due to Personnel costs decreasing from $151,083 to $36,471.

The Company's operating loss was $46,435 for the quarter ended June 30, 2009 compared to an operating loss of $73,129 for the same period in 2008. As stated above, the decrease in personnel costs and director fees was the principle cause of operating losses to decrease by $26,694.

The Company did not report any interest income for the quarters ended June 30, 2008 and June 30, 2009. The Company did, however, incur interest expense of $1,417 during the quarter ended June 30, 2009 compared to $2,443 interest expense for the quarter ended June 30, 2008. The Company did not report any interest income for the six months ended June 30, 2008; however, the Company did have interest income of $959 for the six months ended June 30, 2009. The Company's interest expense for the six months ended June 30, 2009 was $9,488 compared to $4,886 for the six months ended June 30, 2008.

The net loss for the quarter ended June 30, 2009 was $49,119 compared to a net loss of $90,763 for the quarter ended June 30, 2008. The decrease in net loss is primarily attributable to a decrease in personnel costs and director's and other fees. The net loss for the six months ended June 30, 2009 was $108,411 compared to a net loss of $189,133 for the six months June 30, 2008.


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

MATERIAL COMMITMENTS

The Company as of June 30, 2009 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration costs to others in lieu of cash, carried working interests and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.


RELATED PARTY TRANSACTIONS

During the second quarter of 2009, the Company paid $8,274 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary, controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, the Company had no off-balance sheet arrangements.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                          Australian-Canadian Oil Royalties Ltd.



Date: July 29, 2009                       /S/ MAHNAZ NOURMAND
                                          --------------------------------------
                                          By: Mahnaz Nourmand,
                                              Principal Financial Officer