Form 10-Q
period 2009-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2009-11-06
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):
Large accelerated filer [ ]         Accelerated filer [ ]
Non-accelerated filer [ ]           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 19,341,141 shares of common stock, No Par Value, outstanding as of September 30, 2009.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                               September 30,   December 31,
                                                                    2009           2008
                                                                -----------    -----------
                                                                (unaudited)
                                          ASSETS
CURRENT ASSETS
   Cash                                                         $    15,067    $    42,677
   Certificate of deposit                                                --      1,000,000
   Accounts receivable                                                8,005         10,899
                                                                -----------    -----------
                  Total Current Assets                               23,072      1,053,576
                                                                -----------    -----------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           363,176        363,176
   Oil and gas properties-not being amortized                       740,428        740,428
   Office equipment and software                                     24,783         23,672
   Accumulated depreciation and depletion                          (208,196)      (154,763)
                                                                -----------    -----------
                  Net Property and Equipment                        920,191        972,513
                                                                -----------    -----------
OTHER ASSETS
                  Investment in equity method investee                1,084          1,084
                                                                -----------    -----------
                  TOTAL ASSETS                                  $   944,347    $ 2,027,173
                                                                ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $     1,520    $     1,729
   Accrued expenses                                                  91,605         81,046
   Loans from officers                                               25,000         50,000
   Notes payable to bank                                                 --      1,000,000
                                                                -----------    -----------
                  Total Current Liabilities                         118,125      1,132,775
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                --             --
   Common stock, no par (50,000,000 shares authorized
        19,341,141 and 16,465,458 shares, respectively,
         issued and outstanding)                                  3,679,099      3,490,546
   Additional paid in capital                                       169,552        167,151
   Accumulated deficit                                           (3,022,433)    (2,763,303)
   Other comprehensive income:
        Foreign currency translation adjustment                           4              4
                                                                -----------    -----------
                  Total Stockholders' Equity                        826,222        894,398
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   944,347    $ 2,027,173
                                                                ===========    ===========

See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2009 and 2008
                                   (Unaudited)

                                            Three Months                     Nine Months
                                        2009            2008            2009            2008
                                    ------------    ------------    ------------    ------------
OIL AND GAS REVENUES                $     10,823    $     27,406    $     32,671    $    104,618

COST OF SALES
   Production taxes                           --              --              14              26
   Depletion                              17,295         (14,808)         51,843           9,335
                                    ------------    ------------    ------------    ------------
     GROSS PROFIT/LOSS                    (6,472)         42,214         (19,186)         95,257
                                    ------------    ------------    ------------    ------------
OPERATING EXPENSES
   Personnel costs                        47,910         (13,760)         84,381         137,323
   Professional fees                       5,377          10,592          30,894          43,640
   Promotion and advertising               4,229           5,017          15,072          18,338
   Office expenses                         1,942           2,466           6,949           9,556
   Depreciation                              530             437           1,590           1,312
   Directors' fees and other              36,569          44,744          38,390          54,105
                                    ------------    ------------    ------------    ------------
         Total Operating Expenses         96,557          49,496         177,276         264,274
                                    ------------    ------------    ------------    ------------
OPERATING LOSS                          (103,029)         (7,282)       (196,462)       (169,017)

OTHER INCOME/(EXPENSE)
   Interest income                            --              --             959              --
   Interest expense                      (44,773)         (1,969)        (54,261)         (6,855)
                                    ------------    ------------    ------------    ------------
NET LOSS BEFORE INCOME TAXES            (147,802)         (9,251)       (249,764)       (175,872)
   Australian income taxes                 2,917           7,557           9,366          30,069
                                    ------------    ------------    ------------    ------------
NET LOSS                            $   (150,719)   $    (16,808)   $   (259,130)   $   (205,941)
                                    ============    ============    ============    ============
BASIC (LOSS) PER COMMON SHARE       $      (0.01)   $      (0.00)   $      (0.01)   $      (0.01)
                                    ============    ============    ============    ============
Weighted Average Number of Common
  Shares Outstanding:
      Basic                           18,612,288      14,500,935      17,334,190      14,151,997
                                    ============    ============    ============    ============

See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2009 and 2008
                                   (Unaudited)

                                                                                2009           2008
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                  $  (259,130)   $  (205,941)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation and depletion                                              53,433         10,647
         Value of expenses contributed by officers                                2,400          2,400
         Stock issued for services                                               35,000        133,641
         Stock issued for director fees                                          32,500         58,700
         Stock issued in payment of interest                                         --         23,476

Changes in:
             Receivables                                                          2,894            691
             Prepaid expenses and other                                              --        (10,120)
             Accounts payable and accrued expenses                               38,044        (41,078)
                                                                            -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                           (94,859)       (27,584)
                                                                            -----------    -----------
CASH FLOWS USED BY INVESTING ACTIVITITES:
         Acquisition of office equipment                                         (1,111)            --
                                                                            -----------    -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES:                                     (1,111)            --
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable to officers                                 68,360         10,000
         Surrender of certificate of deposit                                  1,000,000             --
         Reduction in notes payable to bank                                  (1,000,000)            --
                                                                            -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                         68,360         10,000
                                                                            -----------    -----------
NET (DECREASE) INCREASE IN CASH                                                 (27,610)       (17,584)
         Cash, Beginning of Period                                               42,677         71,777
                                                                            -----------    -----------
         Cash, End of Period                                                $    15,067    $    54,193
                                                                            ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest and Income Taxes Paid:
         Interest                                                           $    59,554    $    28,362
                                                                            ===========    ===========
         Income taxes - Australian                                          $     9,366    $    30,069
                                                                            ===========    ===========
     Non-Cash Transactions:
         Stock issued for:
              Payment of notes to shareholders including interest accrued   $  (140,553)   $  (224,786)
                  Stock issued for payment of shareholders notes                140,553        224,786
                                                                            -----------    -----------
                                                                            $         0    $         0
                                                                            ===========    ===========

See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                               September 30, 2009
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2008. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2008 and September 30, 2009 and 2008, for the respective periods then ended.

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

The Cooper Basin is located in the northeast part of the State of South Australia. Management believes the Company's overrides are in a prime location since the majority of the Company's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of one billion barrels of oil equivalent and is making approximately $A84 billion worth of oil, gas and associated hydrocarbons per year (equivalent to about $75 billion in U. S. dollars) based on an oil price of $75per barrel.

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

NOTABLE ACTIVITY ON PROPERTIES:

SOUTH AUSTRALIA:

PEL 111 - During the quarter ended September 30, 2009 the operator, Victoria Petroleum N.L. (Vicpet) for the PEL 111 Joint Venture, advises that the Short Term Production Test at Snatcher-1 has resulted in a flow to the surface from the Birkhead Formation of clean 48 degree API oil at a rate of 218 barrels per day on a 12/64 in choke. Snatcher-1 was a successful test of the oil bearing potential of the Snatcher Prospect adjacent to the Santos Limited operated Charo Field in PPL 177. Snatcher-2 was drilled 899 meters (2,949 feet) north of Snatcher-1 and was completed as a producer flowing 207 barrels of oil per day. The PPL 177 license is wholly contained within PEL 111. ACOR owns a 1/10th of 1% ORRI under PEL 111, covering approximately 292,819 gross acres.

On October 26, 2009 drilling commenced on the Snatcher-3 to test the northwesterly extent of the Snatcher Field on PEL 111.

PEL 112 & 444 - An independent report conducted by ISIS Petroleum Consultants Pty Ltd. of Australia places possible estimated reserves of approximately 31,000,000 barrels of oil on PEL 112 and 444 under which the Company holds a 13.83% working interest. ISIS study was over 10 of the 45 leads on PEL 112 and
444. The operator of PEL 112 & 444 states that seismic acquisition and a 5 well drilling program will require expenditures of in excess of $11,000,000. Plans are to seek joint venture partners to offset the majority of these costs. No assurance is made that if drilling of the potential leads does occur would result in the discover of the reserves reported by ISIS.

QUEENSLAND:

ATP560 - Newport Energy Pty. Limited, a new field entrant with an experience team, became the operator of ATP560 and has proposed a substantial development-drilling program including 12 wells in the Utopia Oil Field of which 5 wells are planned to commence in December 2009. The Company owns a 25% of 1% overriding royalty interest in ATP560.

ATP543 - A 2D seismic survey over the Omicron prospect area has been reviewed and interpreted with a plan to conduct further seismic and geological studies. No timetable has been set by Santos, the operator, until the new work program has been approved by the Queensland Department of Mines. The Company owns a 25% of 1% overriding royalty interest in ATP543.

VICTORIA - BASS STRAIT:

VIC/P54 - The sub sea pipeline connection work and pressure testing is now completed for the offshore installation for the Longtom gas project on VIC/P54. First gas delivered from the Longtom field was achieved on October 21, 2009. The Longtom wells Numbers 3 & 4 proved up gas reserves of approximately 400 BCF. Reprocessing and inversion of 3D seismic data is underway over the Longtom field and the eastern part of VIC/P54 to determine the potential for the Longtom trend at the Admiral formation level to extend into this part of the permit. A gas discovery here could be tied into the nearby Longtom production facilities. The Company holds a 5% of 1% overriding royalty interest in VIC/P54.

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

The principal assets of ACOR are oil and gas properties (both those being amortized a those not being amortized) reported at $1,103,604 on September 30, 2009, reporting no change since December 31, 2008.

The Total Current Assets decreased from December 31, 2008 to September 30, 2009 from $1,053,576 to $23,072. Included in the December 31, 2008 current assets the Company had a $1,000,000 certificate of deposit. Subsequent to December 31, 2008 the Company did not renew its $1,000,000 certificate of deposit that was used to collateralize a bank note for $1,000,000. The Company's Total Current Assets as of September 30, 2009, was $23,072 with Total Current Liabilities of $118,125 giving a liquidity ratio of .195 to 1. The Company's Total Current Assets as of September 30, 2008, was $88,903 with Total Current Liabilities of $207,137, giving a liquidity ratio of .20 to 1. The Company's cash position was $54,193 on September 30, 2008 compared to $42,677 and $15,067 on December 31, 2008 and September 30, 2009 respectively. The fluctuations in current assets from September 30, 2008 compared to December 31, 2008 and September 30, 2009 is directly related to the amount of cash on hand.

The Company's Total Assets on September 30, 2009 were $944,347 compared to $2,027,173 on December 31, 2008 and $1,013,972 on September 30, 2008. Included
in the December 31, 2008 current assets the Company had a $1,000,000 certificate of deposit. Subsequent to December 31, 2008 the Company did not renew its $1,000,000 certificate of deposit that was used to collateralize a bank note for $1,000,000. The decrease in total assets from September 30, 2008 to September 30, 2009 is related to the combination of reduction of cash and account receivables.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing September 30, 2009 ($826,222) to December 31, 2008 ($894,398). The Stockholders' Equity for the Company on September 30, 2008 was $806,835. Stockholders' Equity increased from September 30, 2008 to December 31, 2008 due to a reduction of current liabilities by paying off the loans due to officers and affiliates of the Company.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the third quarter ended September 30, 2009 the Company issued 637,188 restricted shares for $70,090 to pay off loans including $45,090 in interest. In addition 100,000 restricted shares were issued during the quarter for director fees, 76,923 restricted shares were issued for officer compensation and 200,000 restricted shares were issued to a consultant for shareholder communication services. The number of shares issued and outstanding as of September 30, 2009 was 19,341,141.

RESULTS OF OPERATIONS

Oil and gas revenues received during the quarter ended September 30, 2009 was $10,823 compared to $27,406 for the quarter ended September 30, 2008. Oil and gas revenues reported for the nine months ended September 30, 2009 was $32,671 compared to $104,618 for the nine months ended September 30, 2008 reflecting the impact of the decline in both production and oil prices from its Australian production. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $96,557 for the three months ended September 30, 2009 compared to $49,496 for the quarter ended September 30, 2008. Personnel costs increased from a credit of $13,760 to $47,910 when comparing September 30, 2008 to September 30, 2009. The value of the stock issued for services was pro rated over the year based on a higher stock price that the price of the stock as of September 30, 2008 resulting in a credit to offset the value previously reported. The value of these shares issued was valued at fair market value of the Company's common stock at the time of issuance.

Total Operating Expenses were $177,276 for the nine months ended September 30, 2009 compared to $264,274 for the nine months ended September 30, 2008. Personnel costs, promotion costs and directors' fees were all up reflecting the majority of the $86,998 increase in total operating expenses for the nine-month period.

The Company's operating loss was $103,029 for the quarter ended September 30, 2009 compared to an operating loss of $7,282 for the same period in 2008. The increase in personnel costs coupled with the dramatic decline in revenues caused the operating losses to be greater for the quarter ended September 30, 2009. The most significant change in categories comparing the quarters ended September 30, 2008 and 2009 was in personnel costs.

The Company did not report any interest income for the quarters ended September 30, 2009 and September 30, 2008. The Company did however incur interest expense of $44,773 during the quarter ended September 30, 2009 compared to $1,969 interest expense for the quarter ended September 30, 2008. The Company's interest expense was $54,261 for the nine months ended September 30, 2009 compared to interest expense of $6,855 for the nine months ended September 30, 2008. The majority of the interest expense incurred that was reported both during the three month and nine month periods was to a major shareholder of the Company for loans and advances made to the Company. The Company did have nominal interest income for the nine months ended September 30, 2009 of $959 and received no interest income for the nine months ended September 30, 2008.

The net loss for the three months ended September 30, 2009 was $150,719 compared to a net loss of $16,808 for the quarter ended September 30, 2008. The increase in net loss is primarily attributable an increase in personnel costs, professional fees and interest expense coupled with lower oil and gas revenues The net loss for the nine months ended September 30, 2009 was $259,130 compared to a net loss of $205,941 for the nine months September 30, 2008.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since the September 30, 2009.

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

RELATED PARTY TRANSACTIONS

During the third quarter of 2009, the Company paid $7,737 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, the Company had no off-balance sheet arrangements.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                                Australian-Canadian Oil Royalties Ltd.

Date: November 5, 2009          /s/ MAHNAZ NOURMAND
                                ------------------------------------------------
                                By: Mahnaz Nourmand, Principal Financial Officer