Form 10-K
period 2009-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2010-04-14
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

                                 (254) 442-2638
                                 --------------
                (Issuer's Telephone Number, including Area Code)

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

The aggregate market value of the common stock held by non-affiliates on April 7, 2010 was $1,247,389 based on the closing price of the stock that day as quoted on the OTCBB.

The Registrant had 19,491,141 common shares outstanding as of April 7, 2010.

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

The Company has continued to be active in working interests and royalty opportunities both domestically and internationally. The business of ACOR during 2009 was to make a study of available oil and gas development acreage in Australia and select and apply for the exploration permits on the areas which demonstrate a high probability of success with the maximum rate of return for dollars invested.

CURRENT BUSINESS OPERATIONS

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2009 was $US 64.83.

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

On the Company's Australian interests there were a total of 9 wells drilled, all of which were completed as producers, for the year ended December 31, 2009. For further information see Item 2. Properties.


PROPOSED FUTURE BUSINESS OPERATIONS

The Company's strategy is two fold: 1) to seek overriding royalty interests in oil and gas concessions within sedimentary basins in Australia, and 2) to seek working interests in oil and gas concessions within sedimentary basins of Australia to promote oil and gas exploration through seismic programs and drilling operations.

The Company's ability to explore other oil and gas opportunities is dependent on adequate capital resources being available and equity being obtained, and/or finding partners to fund the exploration and drilling programs on the areas in which the Company holds working interests.

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

QUEENSLAND NATIVE TITLE STATUS

In Queensland, the Company's access for exploration on ATP 582 is blocked until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local natives on ATP 582.

FOREIGN CURRENCY

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on April 7, 2010 was $1.00 Australian = $0.925United States.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

Nine wells were drilled on the Company's interests (PEL 111, PEL 115, ATP 299 & ATP 560) in the Cooper-Eromanga Basin of South Australia, resulting in seven future producers on the Company's overriding royalty interest. For additional information and the Company's ownership see Properties - Cooper/Eromanga Basin.

Of the nine wells mentioned above three were drilled and completed as producers on PEL 111. The three wells are Snatcher 1, 2 & 3 under which the Company holds an overriding royalty interest. The Snatcher #1 began producing on December 20, 2009 with both the Snatcher wells 2 & 3 coming on line during the first quarter of 2010.

The Longtom gas project on VIC/P54 commenced production on October 21, 2009 under a sales agreement with Santos Ltd. Vic/P54 is located in the Bass Strait of the Gippsland Basin. The Company holds a 1/20th of 1% of the gross production in this concession, which has two successful wells (Longtom #3 testing 23 million cubic feet of gas per day and the Longtom #4 testing 58 million cubic feet of gas per day). For additional information see Vic/P54 in Properties - Bass Strait of the Gippsland Basin.

During the year ended December 31, 2009 the Company acquired a 1/20th of 1% overriding royalty interest in WA-400-P, an offshore oil and gas concession located in the Carnarvon Basin of Western Australia. The concession consists of 19,768 gross acres and is operated by Apache. WA-400-P is located in the center of Australia's premier hydrocarbon province. More than half of Australia's total hydrocarbon production comes from the Carnarvon Basin. For more information see WA-400-P in Properties - Carnarvon Basin of Western Australia.

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

MCF - thousand cubic feet of natural gas

MMCF - million cubic feet of natural gas

NET ROYALTY ACRE - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 2009 and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

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

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. The Company's overriding royalties total 488,040 net royalty acres under 13,679,838 gross surface acres in thirteen concessions located in the Cooper/Eromanga Basins. In addition the Company also owns 5,307 net royalty acres under 854,898 gross acres in four concessions located in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia. See Table of Overriding Royalty Interests for ownership and size of each concession.

The Eromanga Basin encompasses the southwestern portion of the State of Queensland and the northeast corner of South Australia, and is Australia's main onshore producing oil and gas basin.

The Cooper Basin is located in the northeast part of the State of South Australia. Management believes the Company's overrides are in a prime location since the majority of the Company's interests form nearly continuous blocks adjoining the producing block of Santos et al. which has reserves in excess of one billion barrels of oil equivalent.

On the 14,554,504 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

During 2009 the Company received revenues from four of its overriding royalty interests - ATP 267, ATP 299, ATP 560 and PEL 115, and one of its working interests - PEL 100. A successful gas well was completed on ATP 543 in 1996, however; after completion of a gas pipeline, gas began to be marketed in August 1999, but the pipeline reduced the gas price and the well was shut in. No gas sales were made during 2009 on ATP 543.

The Company has overriding royalty interests in four Permits in the Gippsland Basin, VIC/P45, 53, 54 and 59. The Bass Strait of the Gippsland Basin is located between the State of Victoria and Tasmania which has in excess of 4 billion barrels of oil/condensate and 12 TCF gas reserves discovered since exploration drilling began in 1964.

In addition to Company's large overriding royalty position it also has working interests in four concessions, which are all located in the Cooper/Eromanga Basin. See the table for Working Interest Holdings for additional information.

                   NON-PRODUCING OVERRIDING ROYALTY INTERESTS
                                                        PERCENTAGE
                                                           OF 1%         NET
    AREA         CONCESSION                 GROSS        OF GROSS      ROYALTY
                   HOLDER                   ACRES       PRODUCTION      ACRES
--------------------------------------------------------------------------------

BASS STRAIT OF GIPPSLAND BASIN (OFFSHORE OF VICTORIA, AUSTRALIA)
  VIC/P45        Exoil Ltd.                 214,896             7.50%    1,284

  VIC/P53        Cue PetroleumPty. Ltd.     182,858            15.00%    2,194
  VIC/P59        Apache Northwest Pty       301,468             5.00%    1,206
                                         ----------                  ---------
                     TOTAL                  699,222                      4,684


COOPER-EROMANGA BASIN (ONSHORE SOUTH AUSTRALIA AND QUEENSLAND)
  PEL 87         Victoria Petroleum         705,238            10.00%    5,642

  PEL 88         Cooper Energy              816,436            30.00%   19,594
  PEL 424        Victoria Petroleum       1,516,733            10.00%   12,134
  ATP 544        Australian Petroleum
                   Industries Pty. Ltd.     901,600             8.08%    5,828
  ATP 550        Discovery Geo
                   (Australia) Corp.        276,000            25.00%    5,520
  ATP 582(1)     Cooper-Eromanga Oil      6,716,000            67.10%  360,515
  ATP 616        Sundance Resources         147,200           333.33%   39,253
                                         ----------                  ---------
                       TOTAL             11,079,207                    448,486
                                         ----------                  ---------

CARNARVON BASIN (OFFSHORE OF WESTERN AUSTRALIA)
WA400            Apache Oil                  19,768             5.00%       79



(1) Our Company has entered into a Joint Venture where the partner will pay for the Native Title clearance and conduct a 2-D seismic program and drill one well in return for 1/2 interest in this area.

                     PRODUCING OVERRIDING ROYALTY INTERESTS

                                                           PERCENTAGE
    AREA         CONCESSION                  GROSS           OF 1%         NET
   & # OF         HOLDER                     ACRES         OF GROSS      ROYALTY
    WELLS                                                 PRODUCTION      ACRES
--------------------------------------------------------------------------------
BASS STRAIT OF GIPPSLAND BASIN
  VIC/P54
                 Nexus Energy Pty. Ltd.     155,676          5.00%         623

COOPER/EROMANGA BASIN
  PEL 111
      4 wells    Victoria Petroleum         290,101         10.00%       2,320
  PEL 115
      8 Wells    Victoria Petroleum          65,730         10.00%         526
  ATP 267
     25 Wells    Santos                     220,800         17.15%       3,029
  ATP 299
    104 Wells    Santos                     441,600          5.75%       2,031
  ATP 543        Vernon E. Faulconer
    1 Well       Australia, Inc.            956,800         25.00%      19,136

  ATP 560        First Source Energy
    5 Wells      Group Inc.                 625,600         25.00%      12,512
                                         ----------                    -------

                 TOTAL                    2,600,631                     39,554



                            WORKING INTEREST HOLDINGS


    AREA         CONCESSION                GROSS       PERCENTAGE OF      NET
                   HOLDER                  ACRES     WORKING INTEREST   WI ACRES
--------------------------------------------------------------------------------
COOPER/EROMANGA BASIN
  ATP 582        ACOR                     6,716,000      100.0000%     6,716,000
  PEL 100        Cooper Energy               73,143        1.0000%           731
  PEL 112        Holloman Energy            542,643       13.8325%        79,211
  PEL 444        Holloman Energy            582,674       13.8325%        80,598
                                       ------------                     --------
                 TOTAL                    7,914,460                    6,876,540

The following is a summary of the Company's Australian properties divided into four areas: 1) Gippsland Basin - Victoria, 2) Carnarvon Basin of Western Australia, 3) Cooper/Eromanga Basin of South Australia, and 4) Cooper/Eromanga Basin of Queensland;

BASS STRAIT OF THE GIPPSLAND BASIN

The Company holds overriding royalty interests in four oil and gas concessions located in the Bass Strait of the Gippsland Basin. The Bass Strait of the Gippsland Basin is located between the State of Victoria and Tasmania which has in excess of 4 billion barrels of oil/condensate and 12 TCF gas reserves discovered since exploration drilling began in 1964. The following is a report on each of the Company's interests in the Bass Strait of the Gippsland Basin:

VIC/P45

VIC/P45 is an offshore concession covering 214,896 gross acres under which the Company holds a 7.5% of 1% of gross production. This concession is located in the most prolific oil-producing basin in Australia, approximately 1.5 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. Apache drilled two unsuccessful wells (Megamouth #1 and Coelacanth #1) on VIC/P45 prior to 2009 and other prospective leads of interest caused Apache to apply in 2009 for new exploration terms. Apache, the Operator, was granted a variation in terms from the Victorian State Government requiring additional geotechnical studies and review of the remaining leads during the first five years and drill a well during the sixth year.

VIC/P53

VIC/P53 is an offshore concession covering 182,858 gross acres under which the Company holds a 15% of 1% of gross production. In the fourth quarter of 2008 the Bazzard #1 was drilled which encountered oil and gas shows but was not commercial and was plugged and abandoned. It should be noted that this concession is totally surrounded by huge offshore oil and gas fields that have produced in excess of 2.8 billion barrels of oil and 5 trillion cubic feet of gas to date. Six prospects were also identified during the 3-D seismic program. The joint venture partners of VIC/P53 are seeking variation of terms of the permit to allow more time to evaluate the remaining undrilled prospects.

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

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009. Revenues from gas sales for the Company are expected to begin during the first half of 2010.

The Operator of VIC/P54 is reprocessing its 3D seismic data over the Longtom Field and the eastern part of VIC/P54 to determine the potential of extending the Longtom trend further east.

VIC/P59

VIC/P59 consists of 301,468 gross acres and is located offshore in the Gippsland Basin under which the Company holds 1,206 net royalty acres representing a 1/20th of 1% overriding royalty interest. VIC/P59 is adjoined by the Blackback Oil Field with estimated reserves of 80,000,000 barrels of oil. Apache drilled three wells in 2008 on VIC/P59. No significant activity was reported during 2009 on VIC/P59.

VIC/P60

During the year ended December 31, 2009, Holloman Energy relinquished VIC/P60 back to the Victoria State Government resulting in the Company's overriding royalty interest being cancelled.

CARNARVON BASIN - WESTERN AUSTRALIA

The Company holds an overriding royalty interest in one oil and gas concession located in the Carnarvon Basin. The Carnarvon Basin is located off the coast of Western Australia and is known for its prolific production. More than half of Australia's total hydrocarbon production comes from the Carnarvon Basin. The following is a report on the Company's interests in the Carnarvon Basin:

WA-400

In December 2009 the Company purchased a 1/20th of 1% overriding royalty interest under the offshore block known as WA-400. WA-400 is located in the center of Australia's premier hydrocarbon province. This concession consists of approximately 19,768 gross acres and is located in the northwest shelf of the Carnarvon Basin. Apache, the operator of WA-400, completed a 3D seismic survey over the entire concession.

WA-372 & WA-373

During the year ended December 31, 2009 both WA-372 and WA-373 were relinquished back to the Western Australian State Government resulting in the Company's overriding royalty interest being cancelled.


COOPER/EROMANGA BASIN - SOUTH AUSTRALIA

The Company holds overriding royalty interests in five oil and gas concessions and holds working interests in three oil and gas concessions located in the Cooper/Eromanga Basin of South Australia. The following is a report on each of the Company's interests in South Australia:

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

PEL 100

ACOR holds a 1% working interest in the Cleansweep #1, which was drilled in the 2008 fiscal year and was completed as a Birkhead formation producer. The well tested on 444 barrels of oil on a drill stem test. The Cleansweep well is estimated to have the potential of 4.8 million barrels of recoverable oil in place. Recent seismic mapping has confirmed that Angelica #1 drilled in 1998 was drilled off structure. A more detailed review of the existing seismic identified a four-way drape structure of Eromanga Basin sediments over a basement horst bald of Permian strata. A detailed 3D seismic program is planned to ensure that Angelica #2 tests the crest of this structure.

PEL 111


ACOR owns a 1/10th of 1% overriding royalty interest under PEL 111, which covers 290,101 gross acres. Mapping of PEL 111 seismic data coupled with the reprocessing of existing seismic data identified 20 leads and prospects for potential oil and gas in the Birkhead, Hutton, Tirrawarra and Patchawarra formations. The Warhawk #1 was drilled in 2008 and was cased and suspended as a future producer. During 2009 three wells (Snatcher 1, 2 & 3) were drilled and completed as producers in the Birkhead channel sands. The Snatcher #1 well tested 218 barrels of oil per day.


The Snatcher #1 began producing on December 20, 2009 with both the Snatcher wells 2 & 3 coming on line during the first quarter of 2010.


Plans are to drill Liberator #1 during the summer of 2010, which is located approximately 700 meters northwest of Snatcher well #3.


The operator states that a 3-D seismic program, followed by a 3 well drilling program on this area, is planned during 2010.


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


During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits.


Subsequent to the fiscal year ended December 31, 2009, Holloman opened bids for proposals for both PEL 112 and PEL 444. As of the date of this report no information has been received as to the results of the bids opened on January 14, 2010.

PEL 115

This permit covers 65,730 gross acres under which ACOR holds an overriding royalty interest of 10% of 1% of gross production. PEL 115 is located in the prolific Cooper/Eromanga Basin in South Australia. The Mirage-1 well completed in July 2005 initially flowed clean oil at a rate of 372 barrels of oil per day on a 1/2 inch choke. Mirage-1 is currently producing on optimized beam pump operation at a rate of 140 barrels of oil per day from the perforated 52-foot interval from 4330 feet to 4481 feet.

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

In the southern part of PEL 115 the interpretation of the 3D Mirage and extensive 2D seismic data have defined four Jurassic and Permian oil and gas prospects (Voodoo, Fury, Airacobra and Thunderbolt). During 2009 the Fury #1 and Airacobra #1 were drilled and completed as producers. Based on the analysis of the wire line log data and sidewall cores and similarity of the Murta oil column in Fury-1 to those seen in the producing Mirage Oil Field, 5 kilometers to the south west, Fury-1 has been completed for production with 7 inch production casing run to 6,446 feet.


The Fury-1 well will be production tested as soon as a work-over rig is available. Following production testing, the close proximity of the producing Mirage oil field production facilities offers the opportunity for a pipeline connection from the Fury-1 oil discovery to the Mirage oil field.

COOPER/EROMANGA BASIN - QUEENSLAND


The Company holds overriding royalty interests in eight oil and gas concessions and holds working interests in one oil and gas concession located in the Cooper/Eromanga Basin of Queensland. The following is a report on each of the Company's interests in Queensland:


ATP 267


The Company owns an overriding royalty interest of 17.15% of 1% in ATP 267, which covers approximately 220,800 acres. ATP 267 has 25 producing wells in six oil fields known as the Kihee, Koora, Nockatunga, Winna, Maxwell, Dikera, Thungo and Murhero fields. The Company received revenues from its overriding royalty ownership in these wells during 2009. The Company's oil reserves as to its interest in ATP 267 are 2,550 barrels as of June 30, 2009 per the Department of Mines of the State of Queensland.


ATP 299


The Company owns a .0575% of 1% ORRI under ATP-299 and its Petroleum Licenses which covers 441,600 gross acres and currently has 104 completed wells under which ACOR receives overriding royalties. The Tintaburra Block is reported to contain approximately 84 million barrels of proved plus probable oil in place. ATP 299 has 104 producing wells in 25 oil fields. The Company received revenues from its overriding royalty ownership in these wells during 2009. The Company's oil reserves as to its interest in ATP 299 are 6,640 barrels as of June 30, 2009 per the Department of Mines of the State of Queensland.


Two new wells were drilled in 2009 on ATP 299, Ipundu #16 and Ipundu North #13 both of which were cased and suspended as future oil producers.

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

On Dec. 21st, 2009, the JV Partner of ATP 560 announced that they have had a good start to its three-well development drilling program on the Utopia oil field in Queensland with the first well, Utopia-7, to be completed as an oil producer. Utopia #8 & 9 are planned as part of a 5 well drilling program for 2010.

ATP 582

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2009, a shareholder's meeting was held on February 2, 2009 to elect directors and ratify the selection of auditors for the Company. No other matters were submitted to the Company's stockholders for approval.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2008 and 2009, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.


                                   2008                           2009
                       ------------------------      ------------------------
                        HIGH              LOW         HIGH              LOW
                       ------           -------      ------           -------
         1st Quarter    $0.80            $0.30        $0.13            $0.05
         2nd Quarter     0.30             0.18         0.16             0.04
         3rd Quarter     0.30             0.14         0.18             0.10
         4th Quarter     0.23             0.05         0.20             0.10


The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2009 was 317 of record, which does not include stockholders whose shares are held in street or nominee names. We have no outstanding stock options or warrants to purchase our securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2009, the Company issued a total of 3,025,683 unregistered shares as follows:


                                                        AMOUNT OF
         PURPOSE                     ISSUED TO:           SHARES      VALUE
         -------                     ----------        ----------     -----
     Loan Repayment                  Ely Sakhai          799,031    $ 31,961
     Loan Repayment                  Robert Kamon        962,541    $ 38,502
     Loan Repayment                  Ely Sakhai          637,188    $ 70,090
     Director's Fees                 Robert Kamon         50,000    $  6,500
     Director's Fees                 Howard Siegel        50,000    $  6,500
     Officer Compensation            Mahnaz Nourmand      76,923    $ 10,000
     Services                        Roger Autrey        300,000    $ 25,000
     Override Interest Roger Autrey                      150,000    $ 18,000

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes accompanied thereto. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this SEC 2009 Form 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL DISCUSSION:

ACOR's 2009 fiscal year was another active year on the Company's properties in Australia. On the Company's Australian interests there were a total of 9 wells drilled, all of which were completed as producers for the year ended December 31, 2009.

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During the quarter ended March 31, 2008, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits. For further information on activities on the Company's properties see Item 2. Properties.

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009 on VIC/P54. Revenues from gas sales for the Company are expected to begin during the first half of 2010. The Longtom #4 tested 58 million cubic feet of gas per day with liquid hydrocarbons. The net pay section in both Longtom #3 & #4 is 4,000 feet thick and the total depth of both wells was approximately 15,000 feet.

ACOR has overriding royalty interests under 14,554,504 gross surface acres in the Cooper/Eromanga, Bass Strait of the Gippsland Basin and Carnarvon Basin plus has working interests under 7,914,460 gross surface acres. For additional information regarding these concessions including those mentioned above in this section see Item 2. Properties.

The Company's management is optimistic about the future drilling planned on its Australian interests, especially for the next couple of years.

RESULTS OF OPERATION

The Company's oil and gas revenues declined approximately 56% when comparing 2008 to 2009. In 2008 the revenues were $141,660 compared to $61,170 in 2009.

The categories of Personnel Costs, Professional fees and Promotion and advertising reported expenditures of $255,924 for 2008 compared to $154,080 for 2009. Of the $255,924 the Company paid $136,600 through the issuance of unregistered common stock in 2008 and of the $154,080 the Company paid $50,338 through the issuance of unregistered common stock in 2009. The unregistered shares were issued for those services based on the closing stock price at the time of issuance without any discount for their lack of liquidity. The allocation of 2008 personnel cost of $154,184 is $94,300 for contract services, $34,500 in wages and $25,100 for officer compensation. The allocation of 2009 personnel cost of $97,368 is $51,989 for contract services, $30,584 in wages, $14,600 for officer compensation and $195 for miscellaneous fees. The Directors' fees and other operating expense category for 2008 was $55,756 decreasing to $38,886 for 2009. The Directors' fees for both 2008 and 2009 were paid in stock and the balance "other" is for stock transfer fees, travel and meals representing only $11,800 for 2008 and $6,187 for 2009.

The other categories of expenditures did not significantly change when comparing the fiscal year ended 2008 to 2009.

Other Income (Expense) for the Company includes interest expense of $12,234 for 2008 compared to an interest expense of $54,725 for 2009. The increase in interest expense for 2009 is allocated to $12,360 paid on the $1,000,000 note and the balance of the interest was paid to related parties on funds borrowed for the Company's operations.

Australian income taxes decreased from $28,774 in 2008 to $14,082 for 2009 as a direct function of the decrease in oil sales in Australia on its interests.

The net loss for the year ended December 31, 2008 was $326,778 compared to a net loss of $236,950 for the year ended December 31, 2009. Per share losses were $0.02 per share for the year ended 2008 and $0.01 per share for 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2008 were $1,053,576 compared to $15,412 on December 31, 2009. The decrease in current assets is due to the decrease in cash on hand caused by a certificate of deposit for $1,000,000 not being renewed. The Company had an outstanding loan of $1,000,000 from the American State Bank of Cisco, as of December 31, 2008. This note was secured by a certificate of deposit shown as restricted cash on the balance sheet. The interest on the loan was 4.12%. Total interest incurred on this note during 2008 was $5,379. On March 2, 2009 this note was paid with the proceeds received from the certificate of deposit.

The Company's accounts receivable for both 2008 and 2009 are from oil sales that have been made but have not been received.

The Total Current Liabilities as of December 31, 2009 were $124,016 placing the Company's liquidity ratio of current assets to current liabilities at .12 to 1. The total Current Liabilities as of December 31, 2008 were $1,132,774 placing the Company's liquidity ratio of current assets to current liabilities at .94 to
1. The reduction in liquidity ratio from 2008 to 2009 is directly related to the lower amount of cash on hand on December 31, 2009. Cash on hand and certificate of deposit as of December 31, 2008 totaled $1,042,677 as compared to $6,262 cash on hand as of December 31, 2009.

The Company plans to meet its operating expenditures from a private placement of its restricted common stock. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company decreased from $2,027,173 on December 31, 2008 to $991,218 on December 31, 2009, a decrease of $1,035,955. The majority of this decrease is directly due to the $1,000,000 certificate of deposit that was securing a loan for $1,000,000 with the American State Bank held on December 31, 2008. The Company oil and gas properties increased from $1,103,604 in 2008 to $1,121,604, a nominal increase of $18,000.

Total Current Liabilities of the Company decreased from $1,132,774 on December 31, 2008 to $124,016 on December 31, 2009. The majority of this decrease is directly due to the $1,000,000 certificate of deposit that was securing a loan for $1,000,000 with the American State Bank held on December 31, 2008. The loans from officers/directors of the Company were decreased from $50,000 on December 31, 2008 to $25,000 on December 31, 2008.

The accrued expenses of $98,066 for the year ended December 31, 2009 are for consulting fees.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on a ground level basis and will seek partners to join in this process. The Company has been successful in entering into farm-out arrangements to defer the exploration commitments on six Australian concessions to joint venture partners and has confidence of being able to repeat this process in the event the Company is successful in acquiring other concessions in Australia.

MATERIAL COMMITMENTS

As of the date of this report the Company does not have any material financial commitments on any of his properties or interests owned in Australia. The Company did have material commitments on several working interest properties in Australia.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB established the FASB ACCOUNTING STANDARDS CODIFICATION ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820) -- Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC") 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, "Extractive Activities--Oil and Gas--Oil and Gas Reserve Estimation and Disclosures." This ASU amends the "Extractive Industries--Oil and Gas" Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC's Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our financial statements.

SEC'S FINAL RULE ON OIL AND GAS DISCLOSURE REQUIREMENTS

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) -- Measuring Liabilities at Fair Value," related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued guidance under ASC 105, "Generally Accepted Accounting Principles." This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 "Subsequent Events," which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, "Fair Value Measurements and Disclosures," related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company's results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, "Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated its guidance under ASC 805, "Business Combinations," in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated its guidance under ASC 260, "Earnings Per Share." This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company's earnings per share calculations.

In March 2008, the FASB issued guidance under ASC 815, "Derivatives and Hedging," which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity's financial position, operations and cash flows. This guidance was effective as of the beginning of an entity's fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                                                    DATE FIRST
                                        POSITION WITH                ELECTED
     NAME                AGE           THE COMPANY                 AS DIRECTOR
  ------------------------------------------------------------------------------
Kenneth W. Campbell       79             Director                      1997
Robert Kamon              82             Director and                  1997
                                         Secretary
Howard Siegel             67             Director                      2006
Jan Soleimani             58             Director                      2007
Andre Sakhai              28             Director and
                                         President                     2005

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

                                                                  DATE FIRST
                                   POSITION WITH                   ELECTED
   NAME                 AGE         THE COMPANY                   AS OFFICER
--------------------------------------------------------------------------------
Andre Sakai              28          President and                    2005
                                     Director

Mahnaz Nourmand          46          Chief Financial                  2009
                                     Officer

Robert Kamon             82          Secretary and                    1997
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

JAN SOLEIMANI, Director, is the owner of Bokara Rug Company in New York. His company manufactures high quality handmade rugs for distribution to elite furniture stores across the United States. Mr. Soleimani has been an active businessman for 34 years in the manufacturing and distribution of high quality handmade rugs plus has been involved in other successful business ventures including real estate development.

MAHNAZ (MICHELLE) NOURMAND, Chief Financial Officer, is a graduate of Queens College of New York where she received her Bachelor Degree in Accounting. In 1990 she received her MBA of Business also from Queens College. Currently, Ms. Nourmand is a Senior Manager & Tax Accountant for Their Tobacco & Food Distribution of Corona, New York. Ms. Nourmand has 18 years experience and is a practicing Certified Public Accountant with an emphasis on corporate accounting preparing projections, budgets and financial statements.

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

Officer Compensation - The executive officers of ACOR have received no cash salary or cash bonuses since the organization of the Company, with the exception of $3,000 paid in 2008 to the Chief Financial officer, Bernard Lipton. Mr. Lipton also received 33,334 restricted shares during 2008 valued at $10,000. During 2009 the Company paid $3,000 to its Chief Financial Officer, Mahnaz Nourmand, who also received 76,923 restricted shares valued at $10,000.

Director Compensation - In 2006 the Board approved the issuance of 30,000 restricted shares to each director, and in 2007 and 2008 the Board approved the issuance of 40,000 restricted shares to each director, to be issued only when requested by the director. Howard Siegel was issued 30,000 shares in 2006, 40,000 shares in 2007 and 40,000 shares in 2008. Kenneth Campbell, Robert Kamon and Andre Sakhai received all 110,000 shares in 2008. Jan Soleimani received 80,000 shares in 2008. In 2009 the Company issued 50,000 shares to Howard Siegel and Robert Kamon. No other director requested his shares be issued during 2009.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 9, 2010 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.

                                                # OF SHARES
       NAME AND                                BENEFICIALLY         PERCENT OF
 ADDRESS OF STOCKHOLDER                           OWNED               CLASS
--------------------------------------------------------------------------------
Ken Campbell                                     360,000               1.846%
307 Triune Bay
Calgary, Alberta T1X 1G4
Canada

Robert Kamon** (3,178,834)                     4,633,778              23.774%
Tensleep Oil & Production,
   Inc. (908,000)*
International Oil Lease
   Service Corp. (394,444)
Australian Grazing & Pastoral
   Co., Pty. Ltd. (152,500)
1304 Avenue L
Cisco, Texas 76437


Howard Siegel                                    140,715                .722%
P. O. Box 940572
Houston, Texas 77094

Andre Sakhai                                   1,207,503               6.195%
10 East 29th Street, Apt. 12J
New York, New York 10016

Jan Soleimani                                    930,000               4.771%
21 Windsor Dr.
Old Westbury, New York 11568

Mahnaz Nourmand                                  106,923               0.549%
91 Wheatley Road
Old Westbury, New York 11568

All officers and directors as a group          7,378,919              37.858%

Ely Sakhai                                     3,796,293              19.477%
10 Windsor Dr.
Old Westbury, New York 11568

   * Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Robert Kamon owns 50% of the shares of Tensleep.

   * Robert Kamon's (3,178,834 shares), Tensleep's (908,000 shares), International Oil Lease Service Corp.'s (394,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE.

The Company owns 13.8325% Working Interest, Ely Sakhai, major shareholder, owns 16.6667% working interest and Robert Kamon, Director and Secretary, owns 4.5% Working Interest in PEL 444 and PEL 112 in Australia. Ely Sakhai acquired an equal 12 1/2% working interest in the Park City Gas Field in Kentucky for cash, while the Company acquired its 12 1/2% interest through the issuance of restricted common shares. Ely Sakhai is the father of Andre Sakhai, who is a Director of the Company.

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

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2009 and 2008. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2009 and 2008, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $34,582 and $37,306, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary, for filing fees during 2008, which totaled $4,384.

The Company borrowed $68,360 and $60,000 from two of its current and previous officers during 2009 and 2008. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2009 and 2008, the Company's accounts payable was $950 and $1,728, respectively payable to related parties.

Common Shares to Directors - The Compensation Committee approved 50,000 shares of restricted stock per director for the year 2009, valued at $0.13 per share, being the market value on July 1, 2009. The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2008, valued at $0.22 per share, being the market value on September 24, 2008. The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2007, valued at $0.30 per share, being the market value on June 22, 2007. This recommendation by the Compensation Committee was voted on and approved by the Board of Directors and has been recorded as an expense in these financial statements in the amounts of $32,500 and $44,000, respectively for 2009 and 2008. This stock will be issued to each director at the director's discretion. During 2009, Robert Kamon and Howard Siegel each received 50,000 shares for their fees for 2009. During 2008, Andre Sakhai, Robert Kamon and Kenneth Campbell each received 110,000 shares for their fees for 2006, 2007 and 2008; Howard Siegel received 40,000 for 2008; and Jan Soleimani received 80,000 for 2007 and 2008.


DIRECTOR INDEPENDENCE

Kenneth Campbell, Howard Siegel and Jan Soleimani are independent directors. Robert Kamon and Andre Sakhai are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Killman, Murrell & Company, P.C. served as the Company's independent auditor for the years ended December 31, 2005, 2006, 2007, 2008 and 2009. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our financial statements for the most recent fiscal year included in our Annual Report on Form 10-K; and for the review of our financial information and our quarterly reports on Form 10-Q during the years ending December 31, 2009 and 2008 were $35,211 and $33,330 respectively.

Tax Fees: The Company incurred no fees for tax compliance with the Company's principal auditor for 2009 and 2008.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


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

                                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


Dated:    April 14, 2010             /S/ ANDRE SAKHAI
                                     ----------------------------------------
                                     Andre Sakhai, President and CEO


Dated:   April 14, 2010              /S/ MAHNAZ NOURMAND
                                     ----------------------------------------
                                     Mahnaz Nourmand, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 14, 2010                /S/ ANDRE SAKHAI
                                     -------------------------------------------
                                     Andre Sakhai, President, Director and CEO



Dated: April 14, 2010                /S/ ROBERT KAMON
                                     -------------------------------------------
                                     Robert Kamon, Secretary and Director



Dated: April 14, 2010                /S/ KENNETH CAMPBELL
                                     -------------------------------------------
                                     Kenneth Campbell, Director



Dated: April 14, 2010                /S/ JAN SOLEIMANI
                                     -------------------------------------------
                                     Jan Soleimani, Director



Dated: April 14, 2010                /S/ HOWARD SIEGEL
                                     -------------------------------------------
                                     Howard Siegel, Director

                     Australian-Canadian Oil Royalties Ltd.



                          INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm.....................F-2

Balance Sheets -- December 31, 2009 and 2008................................F-3

Statements of Operations for the Years
      December 31, 2009 and 2008 ...........................................F-4

Statements of Stockholders' Equity for the Years Ended
     December 31, 2009 and 2008 ............................................F-5

Statements of Cash Flows for the Years Ended
     December 31, 2009 and 2008 ............................................F-6

Notes to Financial Statements ..............................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/S/ KILLMAN, MURRELL & COMPANY, P.C.
------------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas

April 14, 2010


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS
                           December 31, 2009 and 2008


                                                                 2009           2008
                                                             -----------    -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                                    $     6,262    $    42,677
     Certificate of deposit                                         --        1,000,000
     Accounts receivable                                           9,150         10,899
                                                             -----------    -----------
         Total Current Assets                                     15,412      1,053,576
                                                             -----------    -----------

PROPERTY AND EQUIPMENT
     Oil and gas properties-being amortized                      363,176        363,176
     Oil and gas properties-not being amortized                  758,428        740,428
     Office equipment and software                                24,783         23,672
     Accumulated depletion and depreciation                     (171,665)      (154,763)
                                                             -----------    -----------
         Net Property and Equipment                              974,722        972,513
                                                             -----------    -----------

OTHER ASSETS                                                       1,084          1,084
                                                             -----------    -----------


     TOTAL ASSETS                                            $   991,218    $ 2,027,173
                                                             ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable - related party                        $       950    $     1,728
     Accrued expenses                                             98,066         81,046
     Loans from officers                                          25,000         50,000
     Note payable to bank                                           --        1,000,000
                                                             -----------    -----------
         Total Current Liabilities                               124,016      1,132,774
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, no par (50,000,000 shares
          authorized, none outstanding)                             --             --
     Common stock, no par (50,000,000 shares
          authorized, 19,491,141 and 16,465,458 shares
          respectively outstanding)                            3,697,099      3,490,546
     Additional paid in capital                                  170,352        167,152
     Accumulated (deficit)                                    (3,000,249)    (2,763,299)
                                                             -----------    -----------
         Total Stockholders' Equity                              867,202        894,399
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   991,218    $ 2,027,173
                                                             ===========    ===========






   The accompanying notes are an integral part of these financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2009 and 2008


                                                         2009          2008
                                                    -----------    -----------
OPERATING REVENUES
     Oil and gas revenues                           $    61,170    $   141,660

COST OF REVENUES
     Lease operating expenses                              --           14,936
     Transportation costs                                11,997         17,883
     Production taxes                                        14             54
     Depletion                                           14,781         69,371
                                                    -----------    -----------

         GROSS PROFIT                                    34,378         39,416
                                                    -----------    -----------

OPERATING EXPENSES
     Personnel costs                                     97,368        154,184
     Professional fees                                   38,911         75,690
     Promotion and advertising                           17,801         26,050
     Office expenses                                      8,394         11,756
     Depreciation and amortization                        2,120          1,750
     Directors' fees and other operating expenses        38,886         55,756
                                                    -----------    -----------

         Total Operating Expenses                       203,480        325,186
                                                    -----------    -----------

(LOSS) FROM OPERATIONS                                 (169,102)      (285,770)

OTHER INCOME (EXPENSE)
     Interest income                                        959           --
     Interest expense                                   (54,725)       (12,234)
                                                    -----------    -----------

(LOSS) BEFORE INCOME TAXES                             (222,868)      (298,004)

Australian income tax expense                            14,082         28,774
                                                    -----------    -----------

         NET LOSS                                   $  (236,950)   $  (326,778)
                                                    ===========    ===========

Net loss per weighted average share outstanding     $     (0.01)   $      0.02)
                                                    ===========    ===========

Weighted average shares outstanding                  17,833,997     14,664,731
                                                    ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2009 and 2008





                                         COMMON STOCK          ADDITIONAL
                                   -------------------------     PAID IN    ACCUMULATED
                                     SHARES       AMOUNT        CAPITAL     (DEFICIT)        TOTALS
                                   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 2007         13,741,912   $ 2,842,343   $   163,952   $(2,436,521)   $   569,774

Non-cash stock issuances:
     Services                         318,468       136,641          --            --          136,641
     Oil and gas properties           300,000        84,000          --            --           84,000
     Directors' fees                  450,000       179,300          --            --          179,300
     Notes payable to directors     1,655,078       248,262          --            --          248,262
Contributed expenses                     --            --           3,200          --            3,200
Net loss                                 --            --            --        (326,778)      (326,778)
                                  -----------   -----------   -----------   -----------    -----------


BALANCE, December 31, 2008         16,465,458     3,490,546       167,152    (2,763,299)       894,399
                                  ===========   ===========   ===========   ===========    ===========


Non-cash stock issuances:
     Services                         376,923        35,000          --            --           35,000
     Oil and gas properties           150,000        18,000          --            --           18,000
     Directors' fees                  100,000        13,000          --            --           13,000
     Notes payable to directors     2,398,760       140,553          --            --          140,553
Contributed expenses                     --            --           3,200          --            3,200
Net loss                                 --            --            --        (236,950)      (236,950)
                                  -----------   -----------   -----------   -----------    -----------


BALANCE, December 31, 2009         19,491,141   $ 3,697,099   $   170,352   $(3,000,249)   $   867,202
                                  ===========   ===========   ===========   ===========    ===========






   The accompanying notes are an integral part of these financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2009 and 2008

                                                            2009           2008
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                              $  (236,950)   $  (326,778)
Adjustments to reconcile net (loss) to net cash
   provided by (used) in operations:
     Depreciation, depletion and amortization                16,901         71,121
     Value of expenses contributed by officers                3,200          3,200
     Stock issued for services                               35,000        136,641
     Stock issued for directors' fees                        13,000        179,300

Changes in operating assets and liabilities:
     Receivables                                              1,749         12,752
     Prepaid expenses                                          --            1,630
     Accrued expenses                                        64,214
                                                                          (142,460)
     Accounts payable                                          (778)           494
                                                        -----------    -----------

NET CASH (USED) IN OPERATING ACTIVITIES                    (103,664)       (64,100)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of office equipment                            (1,111)          --
     Purchase of oil & gas properties                          --          (25,000)
                                                        -----------    -----------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES          (1,111)       (25,000)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers                 68,360         60,000
     Proceeds from bank loan                                   --        1,000,000
     Payment of bank loan                                (1,000,000)          --
     Restricted certificate of deposit                    1,000,000     (1,000,000)
                                                        -----------    -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                    68,360         60,000
                                                        -----------    -----------


Decrease in cash for year                                   (36,415)       (29,100)

         Cash and cash equivalents, beginning of year        42,677         71,777
                                                        -----------    -----------

         Cash and cash equivalents, end of year         $     6,262    $    42,677
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES:

Cash payments for:
         Interest                                       $    12,360    $      --
                                                        ===========    ===========

         Australian income taxes                        $    14,082    $    28,774
                                                        ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                   (continued)


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2009 and 2008
                                   (continued)

Noncash Investing and Financing Activities:
         Stock issued for oil and gas properties and drilling                $        (18,000)   $       (84,000)
         Stock issued for related party notes and interest                           (140,553)          (248,262)
         Issuance of shares to directors                                              140,553            248,262
         Issuance of shares for oil and gas properties and drilling                    18,000             84,000
                                                                             ----------------    ---------------
                                                                             $              -    $             -
                                                                             ================    ===============


















   The accompanying notes are an integral part of these financial statements.
                                  (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2009 and 2008



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







                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008

NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As a Canadian corporation, the Company is liable for income taxes under the laws of Canada. Under Canadian laws the Company's Canadian-source income is subject to a 46% tax (denominated in Canadian dollars). Operating losses can be carried forward for seven years. The Company has unused operating loss carry-forwards at December 31, 2009 that may be applied against future Canadian taxable income. These expire as presented below. Because the timing of realization of the tax benefit from these loss carry-forwards cannot be currently projected, a valuation allowance has been established to completely offset this asset.

        AMOUNT OF UNUSED OPERATING                  EXPIRING DURING YEAR ENDED
             LOSS CARRYFORWARD                              DECEMBER 31,
             -----------------                              ------------

            $     104,895                                        2010
                   158,230                                       2011
                   614,872                                       2012
                   620,354                                       2013
                   329,446                                       2014
                   326,778                                       2015
                   236,950                                       2016
            --------------

            $  2,391,525

The potential tax benefit from these operating loss carry-forwards is $1,100,100 and $1,021,132 in 2009 and 2008, respectively. The Company has recognized a valuation allowance against these deferred tax assets due to the inability to foresee when such benefits will be realized.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $14,082 and $28,744 in 2009 and 2008, respectively.

                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008



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

Weighted average shares outstanding were 17,833,997 and 14,664,731 for 2009 and 2008, respectively. Outstanding common stock equivalents have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

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

RECLASSIFICATIONS

Certain 2008 amounts have been reclassified in order to conform to the 2009 financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB established the FASB ACCOUNTING STANDARDS CODIFICATION ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.



                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008



NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820) -- Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC") 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, "Extractive Activities--Oil and Gas--Oil and Gas Reserve Estimation and Disclosures." This ASU amends the "Extractive Industries--Oil and Gas" Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC's Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our financial statements.

SEC'S FINAL RULE ON OIL AND GAS DISCLOSURE REQUIREMENTS

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) -- Measuring Liabilities at Fair Value," related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.





                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008


NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued guidance under ASC 105, "Generally Accepted Accounting Principles." This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 "Subsequent Events," which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, "Fair Value Measurements and Disclosures," related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company's results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, "Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated its guidance under ASC 805, "Business Combinations," in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated its guidance under ASC 260, "Earnings Per Share." This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company's earnings per share calculations.





                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008



NOTE 1: DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the FASB issued guidance under ASC 815, "Derivatives and Hedging," which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity's financial position, operations and cash flows. This guidance was effective as of the beginning of an entity's fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.


NOTE 2:   ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $9,150 and $10,899, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

The cost basis of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.


NOTE 3:   PROPERTIES AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2009 and 2008.

                                                     2009               2008
                                                 -----------        -----------
     Oil and gas properties                      $ 1,121,604          1,103,604
     Office equipment                                  9,232              8,121
     Seismic analysis software                        15,551             15,551
                                                 -----------        -----------

         Total costs                               1,146,387          1,127,276

         Accumulated depletion                      (147,623)
                                                                       (132,841)
         Accumulated depreciation                    (24,042)           (21,922)
                                                 -----------        -----------

     Net Property and Equipment                  $   974,722        $   972,513
                                                 ===========        ===========

Depreciation expense was $2,120 and $1,750 for 2009 and 2008, respectively. The office equipment and the software are being depreciated on a straight-line basis over three years.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008


NOTE 4:  OIL AND GAS PROPERTIES

Following is a summary of capitalized costs related to oil and gas properties:


                                                  2009                          2008
                                      --------------------------    --------------------------
                                        AUSTRALIA         U.S.        AUSTRALIA        U.S.
                                      -----------    -----------    -----------    -----------
Acquisition cost                      $   643,586    $     4,378    $   625,586    $     4,378
Exploration cost                          503,016           --          503,016
                                                                                   -----------
Assignments, transfers, and rentals         4,688           --            4,688           --
Less allowance for excess costs           (34,064)          --          (34,064)          --
                                      -----------    -----------    -----------    -----------

     Total                              1,117,226          4,378      1,099,226          4,378
Less accumulated depletion               (145,179)        (2,444)      (130,398)        (2,444)
                                      -----------    -----------    -----------    -----------

     Net Oil and Gas Properties       $   972,047    $     1,934    $   968,828    $     1,934
                                      ===========    ===========    ===========    ===========



The costs of the producing properties are being amortized over reserve estimates reported by the Queensland, Australia government for June 30, 1997, as adjusted for subsequently reported information, based on quantities produced. These producing properties are ATP 267, ATP 299, ATP 543, ATP 560 and PEL 115. Other interests have not produced marketable oil or gas from which the Company has received revenues. The costs associated with these non-producing properties are not being amortized pending determination of reserve quantities and commencement of production. Depletion expense totaled $14,781 and $69,371 for 2009 and 2008.

AUSTRALIA

During 2009, the Company acquired a 1/20th of 1% Overriding Royalty Interest under WA400 which amounted to $18,000 (by issuing common stock).

During 2008, the Company acquired a 1/20th of 1% Overriding Royalty Interest under VIC/59 which amounted to $109,000 ($84,000 by issuing common stock and $25,000 in cash).

NOTE 5:   LOANS FROM SHAREHOLDERS AND NOTES PAYABLE

During 2009, the Company borrowed additional funds from its previous president and current secretary in the amount of $68,360. The Company repaid a portion of the loans to its previous president and current secretary during 2009 in the amount of $93,360. Loans from officers totaled $25,000 as of December 31, 2009.

During 2008, the Company borrowed additional funds from its previous president and current secretary in the amount of $60,000. The Company repaid a portion of the loans to its previous president and current secretary during 2008 in the amount of $224,786. Loans from officers totaled $50,000 as of December 31, 2008.





                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008

NOTE 5:   LOANS FROM SHAREHOLDERS AND NOTES PAYABLE (CONTINUED)

The Company had an outstanding loan of $1,000,000 from the American State Bank of Cisco, as of December 31, 2008. The balance outstanding at December 31, 2008 bore interest at 4.12% and was due in May, 2009. This note was secured by a certificate of deposit shown as restricted cash on the balance sheet. Total interest incurred on this note during 2008 was $5,379. On March 2, 2009 this note was paid with the proceeds received from the certificate of deposit.

NOTE 6:   TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2009 and 2008. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2009 and 2008, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $34,582 and $37,306, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary, for filing fees during 2008, which totaled $4,384.

The Company borrowed $68,360 and $60,000 from two of its current and previous officers during 2009 and 2008. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2009 and 2008, the Company's accounts payable was $950 and $1,728, respectively, payable to related parties.

Common Shares to Directors - The Compensation Committee approved 50,000 shares of restricted stock per director for the year 2009, valued at $0.13 per share, being the market value on July 1, 2009. The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2008, valued at $0.22 per share, being the market value on September 24, 2008. This recommendation by the Compensation Committee was voted on and approved by the Board of Directors and has been recorded as an expense in these financial statements in the amounts of $32,500 and $44,000, respectively for 2009 and 2008. This stock will be issued to each director at the director's discretion. During 2009, Robert Kamon and Howard Siegel each received 50,000 shares for their fees for 2009. During 2008, Andre Sakhai, Robert Kamon and Kenneth Campbell each received 110,000 shares for their fees for 2006, 2007 and 2008; Howard Siegel received 40,000 for 2008; and Jan Soleimani received 80,000 for 2007 and 2008.

NOTE 7:   FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where most of its properties are presently located. Approximately 90% of all operating revenues reported by the Company during 2009 and 2008 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2009 and 2008 are also related to the revenue received from the Australian royalties. Australian revenues were $48,869 and $107,353 in 2009 and 2008.

Essentially all of the Company's administrative costs are incurred in the United States. Leasing operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008


NOTE 8:   STOCK TRANSACTIONS

During 2009, the Company issued a total of 3,025,683 shares. A total of 2,398,760 shares were issued for loan repayments, including interest, to its previous president and current secretary valued at $140,553; 100,000 shares were issued for Directors' Fees valued at $13,000; 376,923 shares were issued for services valued at $35,000 and the Company acquired an overriding royalty interest located in Western Australia for 150,000 shares of restricted common stock valued at $18,000.

During 2008, the Company issued a total of 2,723,546 shares. A total of 1,655,078 shares were issued for loan repayments, including interest, to its previous president and current secretary valued at $248,262; 450,000 shares were issued for Directors' Fees valued at $179,300; 318,468 shares were issued for services valued at $136,641 and the Company acquired an override in a concession located in Victoria Australia for 300,000 shares of restricted common stock valued at $84,000.


NOTE 9: SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2009 through April 14, 2010. We did not have any material subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.


NOTE 10:   CONCENTRATION OF RISK

The producing oil and gas assets of the Company are all located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $250,000 per depositor. Combined balances at December 31, 2009 at the Company's primary bank did not exceed federally insured limits.


NOTE 11:   GOING CONCERN CONSIDERATIONS

As of December 31, 2009, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources.

NOTE 12: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2009.


                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008

NOTE 12: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)

RESERVES OF OIL AND GAS - ROYALTY INTERESTS

The current quantities of reserves of oil and gas relating to royalty interests are presented based on information obtained from the original estimated reserves as reported by the Queensland, Australia government at June 30, 1997. This original information is revised annually and published by the Queensland government on their website. No reserve information is presented relating to the Company's working interests because the necessary information is not available or the Company's interests are not large enough to economically and reasonably obtained this information.

                                              GAS (MCF)              OIL (BBLS)
                                              ---------              ----------
Reserves reported by the Queensland
     Government as of June 30, 1997               123                  21,030
Additions or adjustments after 1997            15,272                   5,592
  Discoveries                                    --                      --
  Cumulative previous production               (4,232)                 (6,143)
  Current year production                        --                    (1,124)
                                              -------                 -------

   Unrecovered reserves                        11,163                  19,355
                                              =======                 =======


                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                      For the Year Ended December 31, 2009

                                               AUSTRALIA      U.S.       TOTAL
                                               ---------      ----       -----
Sales of oil and gas                           $ 48,869    $    304    $ 49,173

Production costs (including taxes)                 --            14          14
Depletion                                        14,781        --        14,781
                                               --------    --------    --------
Results of operations from
     producing activities (excluding
     corporate overhead)                       $ 34,088    $    290    $(34,378)
                                               ========    ========    ========


         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                              At December 31, 2009

                                      AUSTRALIA           U.S.           TOTAL
                                      ---------           ----           -----
Unproved properties
     (not being amortized)          $   756,550     $     1,878     $   758,428
Proved properties
     (being amortized)                  360,676           2,500         363,176
                                    -----------     -----------     -----------

   Total Capitalized Costs            1,117,226           4,378       1,121,604

Accumulated depletion                  (145,179)         (2,444)       (147,623)

Net Capitalized Costs               $   972,047     $     1,934     $   973,981
                                    ===========     ===========     ===========

                                   (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2009 and 2008


NOTE 12: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)

 COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
                      For the Year Ended December 31, 2009

                                                 AUSTRALIA             U.S.
                                                 ---------             ----
Property acquisition costs:
     Proved                                      $  --         $            --
     Unproved                                     18,000                    --
     Exploration costs                              --                      --
     Development costs                              --                      --
                                                 -------       -----------------

Total                                            $18,000       $            --
                                                 =======       =================