Form 10-Q
period 2010-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2010-05-05
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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

          There were 19,491,141 shares of common stock, No Par Value, outstanding as of May 5, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                 March 31,     December 31,
                                                                    2010           2009
                                                                -----------    -----------
                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                         $    11,859    $     6,262
   Accounts receivable                                               10,595          9,150
                                                                -----------    -----------
         Total Current Assets                                        22,454         15,412
                                                                -----------    -----------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                           363,176        363,176
   Oil and gas properties-not being amortized                       758,428        758,428
   Office equipment and software                                     24,783         24,783
   Accumulated depreciation and depletion                          (175,889)      (171,665)
                                                                -----------    -----------
         Net Property and Equipment                                 970,498        974,722
                                                                -----------    -----------
OTHER ASSETS                                                          1,084          1,084
                                                                -----------    -----------
         TOTAL ASSETS                                           $   994,036    $   991,218
                                                                ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $    36,869    $       950
   Accrued expenses                                                 106,327         98,066
   Loans from officers                                               25,000         25,000
                                                                -----------    -----------
         Total Current Liabilities                                  168,196        124,016
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                --             --
   Common stock, no par (50,000,000 shares authorized
        19,491,141 and 19,491,141 shares in 2010 and 2009
         issued and outstanding)                                  3,697,099      3,697,099
   Additional paid in capital                                       171,152        170,352
   Accumulated deficit                                           (3,042,411)    (3,000,249)
                                                                -----------    -----------
         Total Stockholders' Equity                                 825,840        867,202
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   994,036    $   991,218
                                                                ===========    ===========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (UNAUDITED)

                                                 2010            2009
                                             ------------    ------------
OIL AND GAS REVENUES                         $     16,690    $     16,518

COST OF SALES
   Production taxes                                    19              --
   Depletion                                        3,695          17,281
                                             ------------    ------------
     GROSS PROFIT                                  12,976            (763)
                                             ------------    ------------
OPERATING EXPENSES
   Personnel costs                                 11,656          14,020
   Professional fees                               31,185          18,916
   Promotion and advertising                        4,597           7,805
   Office expenses                                  1,494           3,670
   Depreciation                                       530             530
   Directors' fees and other                          520           1,293
                                             ------------    ------------
         Total Operating Expenses                  49,982          46,234
                                             ------------    ------------
OPERATING LOSS                                    (37,006)        (46,997)

OTHER INCOME/(EXPENSE)
   Interest income                                     --             959
   Interest expense                                  (465)         (8,071)
                                             ------------    ------------
NET LOSS BEFORE INCOME TAXES                      (37,471)        (54,109)
   Australian income taxes                          4,692           5,182
                                             ------------    ------------
NET LOSS                                     $    (42,163)   $    (59,291)
                                             ============    ============
BASIC (LOSS) PER COMMON SHARE                $      (0.00)   $      (0.00)
                                             ============    ============
Weighted average number of common shares
outstanding:                                   19,491,141      16,465,458
                                             ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2010 and 2009
                                   (Unaudited)

                                                         2010           2009
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $   (42,163)   $   (59,291)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization          4,225         17,811
         Value of expenses contributed by officers           800            800
         Stock issued for services                            --             --
Changes in:
     Receivables                                          (1,445)        (2,871)
     Accounts payable and accrued expenses                44,180         19,849
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           5,597        (23,702)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITITES:
     Acquisition of office equipment                          --         (1,111)
                                                     -----------    -----------
NET CASH FLOWS (USED) BY INVESTING ACTIVITIES:                --         (1,111)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to officers                  --         12,360
     Surrender of certificate of deposit                      --      1,000,000
     Reduction in notes payable to bank                       --     (1,000,000)
                                                     -----------    -----------
NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES             --         12,360
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                            5,597        (12,453)

         Cash, Beginning of Period                         6,262         42,677
                                                     -----------    -----------
         Cash, End of Period                         $    11,859    $    30,224
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                    $        --    $        --
                                                     ===========    ===========
         Australian income taxes                     $     4,692    $     5,182
                                                     ===========    ===========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2010
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2009. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2: GOING CONCERN CONSIDERATIONS

As of March 31, 2010, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2009 and March 31, 2010 and 2009, for the respective periods then ended.

GENERAL DISCUSSION:

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

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During 2008, Holloman drilled the Pecos #1 well on PEL 112, being the first of the three well program. The Pecos #1 was completed as a dry hole. During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits. Holloman is seeking joint venture partners to conduct additional seismic and drill several wells.

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

The principal assets of ACOR are oil and gas properties. On March 31, 2010 the Company reported $970,498 in total net property and equipment compared to $955,812 on March 31, 2009 and $974,722 on December 31, 2009. The increase incurred from March 31, 2009 to March 31, 2010 is due to an acquisition of a small non-producing overriding royalty interest located in the Carnarvon Basin of Western Australia.

The Total Current Assets decreased from March 31, 2009 from $43,994 to $22,454 on March 31, 2010. The Current Assets on December 31, 2009 were $15,412. The Company's Total Current Assets as of March 31, 2010, was $22,454 with Total Current Liabilities of $168,196 giving a liquidity ratio of .13 to 1. The Company's Total Current Assets as of March 31, 2009, was $43,994 with Total Current Liabilities of $164,983, giving a liquidity ratio of .27 to 1. The Company's cash position was $11,859 on March 31, 2010 compared to $6,262 and $30,224 on December 31, 2009 and March 31, 2009 respectively. The fluctuations in current assets from March 31, 2009 compared to December 31, 2009 and March 31, 2010 is directly related to the amount of cash on hand.

The Company's Total Assets on March 31, 2010 were $994,036 compared to $991,218 on December 31, 2009 and $1,000,980 on March 31, 2009. The decrease in total assets from March 31, 2009 to March 31, 2010 is related to the combination of reduction of cash and account receivables.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing March 31, 2010 ($825,840) to December 31, 2009 and March 31, 2009 being $867,202 and $835,907 respectively. The decrease in stockholders' equity from March 31, 2009 to March 31, 2010 was attributed to an increase in current liabilities.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company did not issue any common shares during the quarter ended March 31, 2010. On March 31, 2010 the Company had 19,491,141 common shares issued and outstanding.

RESULTS OF OPERATIONS

Oil and gas revenues reported for the three months ended March 31, 2010 was $16,690 compared to $16,518 for the three months ended March 31, 2009, remaining fairly flat. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $49,982 for the three months ended March 31, 2010 compared to $46,234 for the quarter ended March 31, 2009. The principal reason for the increase is due to professional fees increasing from $18,916 to $31,185. The first quarter's professional fees included legal fees in Australia relating to registered agent fees totaling $11,185 and the balance was accounting and audit fees. The other operating expense categories were not materially different.

The Company's operating loss was $37,006 for the quarter ended March 31, 2010 compared to an operating loss of $46,997 for the same period in 2009. The Company's reserves as of December 31, 2009 on its producing properties caused the calculation of the Company's depletion to be lowered which is reflected in the comparison of the quarter ended March 31, 2009 ($17,281) to March 31, 2010 ($3,695). This caused operating losses to be less for the quarter ended March 31, 2010 when comparing these two quarters.

The Company had interest income for the quarter ended March 31, 2009 of $959 and no interest income for the quarter ended March 31, 2010. The Company did incur interest expense of $465 during the quarter ended March 31, 2010 compared to $8,071 for the quarter ended March 31, 2009. All of the interest expense paid during the quarter ended March 31, 2010 was paid to officers or directors on their loans to the Company and the interest paid during the quarter ended March 31, 2009 was on the $1,000,000 bank loan.

The net loss for the three months ended March 31, 20010 was $42,163 compared to a net loss of $59,291 for the quarter ended March 31, 2009. The decrease in net loss is primarily attributable to a decrease in the amount of depletion calculated as previously stated.

PLAN OF OPERATION AND FUNDING

The Company plans to seek additional oil and gas concessions in Australia on a ground level basis and will seek partners to join in this process. The Company has been successful in the past (2006 and 2007) to enter into farm-out arrangements on concessions awarded to the Company and its partners. These farm-out arrangements have allowed the Company to retain a carried interest and in some cases receive cash consideration, in addition to deferring the exploration commitments on concessions to the buyers.

MATERIAL COMMITMENTS

The Company as of March 31, 2010 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration costs to others in lieu of cash, carried working interest and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the first quarter of 2010, the Company paid $3,177 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary, controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, the Company had no off-balance sheet arrangements.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for approval.

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

                                Australian-Canadian Oil Royalties Ltd.

Date: May 5, 2010               /s/ MAHNAZ NOURMAND
                                ------------------------------------------------
                                By: Mahnaz Nourmand, Principal Financial Officer