Form 10-Q
period 2010-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2010-08-04
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the transition period from to .


                          Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   British Columbia, Canada                                       75-2712845
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification #)

         1301 Avenue M, Cisco, TX                                76437
         ---- ------ -- ------ --                                -----
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

          There were 19,848,284 shares of common stock, No Par Value, outstanding as of July 15, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                    JUNE 30,     DECEMBER 31,
                                                                     2010            2009
                                                                ------------     ------------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $      4,799      $      6,262
   Accounts receivable                                                 4,910             9,150
                                                                ------------      ------------
         Total Current Assets                                          9,709            15,412
                                                                ------------      ------------


PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                            363,176           363,176
   Oil and gas properties-not being amortized                        758,428           758,428
   Office equipment and software                                      24,783            24,783
   Accumulated depreciation and depletion                           (179,240)         (171,665)
                                                                ------------      ------------
         Net Property and Equipment                                  967,147           974,722
                                                                ------------      ------------
OTHER ASSETS                                                           1,084             1,084
                                                                ------------      ------------
         TOTAL ASSETS                                           $    977,940      $    991,218
                                                                ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $     14,003      $        950
   Accrued expenses                                                  107,752            98,066
   Loans from officers                                                25,000            25,000
                                                                ------------      ------------
         Total Current Liabilities                                   146,755           124,016
                                                                ------------      ------------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                  -                 -
   Common stock, no par (50,000,000 shares authorized
        19,848,284 and 18,327,030 shares in 2010 and 2009
         issued and outstanding)                                   3,722,099         3,697,099
   Additional paid in capital                                        171,952           170,352
   Accumulated deficit                                            (3,062,866)       (3,000,249)
                                                                ------------      ------------
         Total Stockholders' Equity                                  831,185           867,202
                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    977,940      $    991,218
                                                                ============      ============





                See accompanying notes to financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2010 and 2009
                                  (Unaudited)


                                           Three Months              Six Months
                                      2010          2009        2010        2009
                                   ----------   ----------   ----------   ----------
OIL AND GAS REVENUES               $   (2,906)  $    8,156   $   13,784   $   28,271

COST OF SALES
   Production taxes                      --           --             19         --
   Transportation costs                 1,263        2,826        1,263        6,423
   Depletion                            3,695       17,281        7,391       34,562
                                   ----------   ----------   ----------   ----------
     GROSS PROFIT/LOSS                 (7,864)     (11,951)       5,111      (12,714)
                                   ----------   ----------   ----------   ----------
OPERATING EXPENSES
   Personnel costs                      5,313       22,510       16,969       36,471
   Professional fees                    6,412        6,601       37,597       25,517
   Promotion and advertising            1,647        3,037        6,245       10,843
   Office expenses                        558        1,278        2,052        5,007
   Depreciation                          (345)         530          185        1,060
   Directors' fees and other              431          528          951        1,821
                                   ----------   ----------   ----------   ----------
         Total Operating Expenses      14,016       34,484       63,999       80,719
                                   ----------   ----------   ----------   ----------
OPERATING LOSS                        (21,880)     (46,435)     (58,888)     (93,433)

OTHER INCOME/(EXPENSE)
   Interest income                       --           --           --            959
   Interest expense                      (289)      (1,417)        (754)      (9,488)
                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE INCOME TAXES          (22,169)     (47,852)     (59,642)    (101,962)

   Australian income taxes             (1,717)       1,267        2,975        6,449
                                   ----------   ----------   ----------   ----------
NET LOSS                           $  (20,452)  $  (49,119)  $  (62,617)  $ (108,411)
                                   ==========   ==========   ==========   ==========



BASIC (LOSS) PER COMMON SHARE      $    (0.00)  $    (0.00)  $    (0.00)  $    (0.01)
                                   ==========   ==========   ==========   ==========
Weighted Average Number of Common
  Shares Outstanding:
      Basic                        19,587,745   16,955.851   19,556,255   16,745,683
                                   ==========   ==========   ==========   ==========




                See accompanying notes to financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2010 and 2009
                                  (Unaudited)

                                                         2010             2009
                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $   (62,617)      $  (108,411)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization          7,576            35,622
         Value of expenses contributed by officers         1,600             1,600
         Stock issued for services                          --               5,000
Changes in:
     Receivables                                           4,240             2,332
     Accounts payable and accrued expenses                22,738            (6,519)
                                                     -----------       -----------
NET CASH (USED) BY OPERATING ACTIVITIES                  (26,463)          (70,376)
                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITITES:
     Acquisition of office equipment                        --              (1,111)
                                                     -----------       -----------
NET CASH FLOWS (USED) BY INVESTING ACTIVITIES:              --              (1,111)
                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    25,000              --
    Proceeds from notes payable to officers                 --              43,360
     Surrender of certificate of deposit                    --           1,000,000
     Reduction in notes payable to bank                     --          (1,000,000)
                                                     -----------       -----------
NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES         25,000            43,360
                                                     -----------       -----------
NET (DECREASE) IN CASH                                    (1,463)          (28,127)

         Cash, Beginning of Period                         6,262            42,677
                                                     -----------       -----------
         Cash, End of Period                         $     4,799       $    14,550
                                                     ===========       ===========


SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                    $      --         $      --
                                                     ==========       ===========
         Australian income taxes                     $     2,975       $     6,449
                                                     ==========       ===========
     Non-Cash Investing and Financing Activities:
         Reduction in notes payable to officers      $      --         $   (68,360)
         Reduction in accrued expense                       --              (2,103)
         Stock issued for notes payable to officers         --              70,463
                                                     -----------       -----------
                                                     $      --         $      --
                                                     ==========       ===========


                See accompanying notes to financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                 SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 June 30, 2010
                                  (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2009. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2009 and June 30, 2010 and 2009, for the respective periods then ended.

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

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During t2008, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits. Holloman is seeking joint venture partners to conduct additional seismic and drill several wells.

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009 on VIC/P54. Revenues from gas sales for the Company are expected to begin during the first half of 2010. The Longtom #4 tested 58 million cubic feet of gas per day with liquid hydrocarbons. The net pay section in both Longtom #3 & #4 is 4,000 feet thick and the total depth of both wells was approximately 13,430 feet.

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

The principal assets of ACOR are oil and gas properties (both those being amortized and those not being amortized) reported at $1,121,604 on June 30, 2010 with no changes since December 31, 2009. The nominal decrease in assets from December 31, 2009 to June 30, 2010 is related to a decrease in cash and accounts receivable in addition to an increase in accumulated depreciation of property & equipment.

The Total Current Assets decreased from December 31, 2009 to June 30, 2010 from $15,412 to $9,709. The Company's Total Current Assets as of June 30, 2010, was $9,709 with Total Current Liabilities of $146,755, giving a liquidity ratio of ..066 to 1. The Company's cash position was $4,799 on June 30, 2010 compared to $6,262 and $14,550 on December 31, 2009 and June 30, 2009 respectively. The fluctuations in current assets from June 30, 2009 compared to December 31, 2009 and June 30, 2010 is directly related to the amount of cash on hand.

The Company continues to operate without any long-term debt.

Stockholders' Equity increased when comparing June 30, 2010 to December 31, 2009, being $831,185 and $867,202 respectively, due to less cash on hand.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the quarter ended June 30, 2010 the Company issued to an accredited investor 357,143 restricted common shares for $25,000. The number of shares issued and outstanding as of June 30, 2010 was 19,848,284.

RESULTS OF OPERATIONS

Oil and gas revenues accrued from prior periods caused the quarter ended June 30, 2010 to report a negative $2,906 and an adjustment was made during this quarter. Revenues of $8,156 were reported for the quarter ended June 30, 2009. Oil and gas revenues reported for the six months ended June 30, 2010 was $13,784 compared to $28,271 for the six months ended June 30, 2009 reflecting the impact of decline in oil prices and the decline in flush production from the new additional wells drilled on concessions ATP 267 and 299. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $14,016 for the three months ended June 30, 2010 compared to $34,484 for the quarter ended June 30, 2009. The principal reason for the decrease is personnel costs were lowered from $22,510 to $5,313.

Total Operating Expenses were $63,999 for the six months ended June 30, 2010 compared to $80,719 for the six months ended June 30, 2009. The principal reason for the decrease is due to personnel costs decreased from $36,471 to $16,969.

The Company's three-month operating loss was $21,880 for the quarter ended June 30, 2010 compared to an operating loss of $46,435 for the same period in 2009. As stated above, the decrease in personnel costs caused operating losses to decrease.

The Company did not report any interest income for the quarters ended June 30, 2009 and June 30, 2010. The Company did not report any interest income for the six months ended June 30, 2010 however the Company did have interest income of $959 for the six months ended June 30, 2009. The Company's interest expense for the three-months ended June 30, 2010 was $289 compared to $1,417 for the same period ended in 2009. The Company's interest expense for the six months ended June 30, 2010 was $754 compared to $9,488 for the six-months ended June 30, 2009.

The net loss for the three months ended June 30, 2010 was $20,452 compared to a net loss of $49,119 for the quarter ended June 30, 2009. The decrease in net loss is primarily attributable a decrease in personnel costs. The net loss for the six months ended June 30, 2010 was $62,617 compared to a net loss of $108,411 for the six months June 30, 2009.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since the June 30, 2010.

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

MATERIAL COMMITMENTS

The Company as of June 30, 2010 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration costs to others in lieu of cash, carried working interests and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.


RELATED PARTY TRANSACTIONS

During the second quarter of 2010, the Company paid $4,456 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary, controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, the Company had no off-balance sheet arrangements.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                 Australian-Canadian Oil Royalties Ltd.



Date: August 2, 1010             /s/ MAHNAZ NOURMAND
                                 By:  Mahnaz  Nourmand, Principal
                                      Financial Officer