Form 10-Q
period 2010-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2010-11-12
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to               .
                                           --------------    --------------


                          Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    British Columbia, Canada                                    75-2712845
-------------------------------                            -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification #)

        1301 Avenue M, Cisco, TX                                       76437
---------------------------------------------                   ----------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (254) 442-2638
  ---------------------------------------------------------------------------

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

There were 20,048,284 shares of common stock, No Par Value, outstanding as of September 30, 2010.

PART 1. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                                AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                            BALANCE SHEETS


                                                                        September 30,     December 31,
                                                                             2010           2009
                                                                         (unaudited)
                                                ASSETS

CURRENT ASSETS
   Cash                                                                $     11,527   $      6,262
   Accounts receivable                                                       14,457          9,150
                                                                       ------------   ------------
         Total Current Assets                                                25,984         15,412
                                                                       ------------   ------------
PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                                   389,442        363,176
   Oil and gas properties-not being amortized                               758,428        758,428
   Office equipment and software                                             24,783         24,783
   Accumulated depreciation and depletion                                  (183,028)      (171,665)
                                                                       ------------   ------------
         Net Property and Equipment                                         989,625        974,722
                                                                       ------------   ------------
OTHER ASSETS
         Investment in equity method investee                                 1,084          1,084
                                                                       ------------   ------------
         TOTAL ASSETS                                                  $  1,016,693   $    991,218
                                                                       ============   ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $     13,845   $        950
   Accrued expenses                                                         111,244         98,066
   Loans from officers                                                       25,000         25,000
   Other loans - related parties                                             26,266           --
                                                                       ------------   ------------
         Total Current Liabilities                                          176,355        124,016
                                                                       ------------   ------------
STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                      --             --
   Common stock, no par (50,000,000 shares authorized
        20,048,284 and 19,491,141 shares, respectively,
         issued and outstanding)                                          3,745,099      3,697,099
   Additional paid in capital                                               172,752        170,352
   Accumulated (deficit)                                                 (3,077,513)    3,000,249)
                                                                       ------------   ------------
         Total Stockholders' Equity                                         840,338        867,202
                                                                       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,016,693   $    991,218
                                                                       ============   ============

See accompanying notes to financial statements.


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
                   For the Three Months and Nine Months Ended
                          September 30, 2010 and 2009
                                  (Unaudited)


                                                Three Months                      Nine Months
                                         2010            2009             2010              2009
                                   --------------   --------------   --------------   ----------------

OIL AND GAS REVENUES               $       38,903   $       13,291   $       52,686   $         41,227

COST OF SALES
   Production taxes                            70               14               90                 14
   Depletion                                3,695           17,281           11,086             51,843
   Transportation costs                     2,396            2,468            3,659              8,556
                                   --------------   --------------   --------------   ----------------
     GROSS PROFIT/LOSS                     32,742           (6,472)          37,851            (19,186)
                                   --------------   --------------   --------------   ----------------

OPERATING EXPENSES
   Personnel costs                         18,414           47,959           35,382             84,381
   Professional fees                        5,841            5,377           43,438             30,894
   Promotion and advertising                2,357            4,229            8,602             15,072
   Office expenses                            977            1,894            3,029              6,949
   Depreciation                                93              530              278              1,590
   Directors' fees and other               14,854           36,569           15,806             38,390
                                   --------------   --------------   --------------   ----------------
         Total Operating Expenses          42,536           96,558          106,535            177,276
                                   --------------   --------------   --------------   ----------------

OPERATING LOSS                             (9,794)        (103,030)         (68,684)          (196,462)

OTHER INCOME/(EXPENSE)
   Interest income                           --               --               --                  959
   Interest expense                          (394)         (44,772)          (1,148)           (54,261)
                                   --------------   --------------   --------------   ----------------

NET LOSS BEFORE INCOME TAXES              (10,188)        (147,802)         (69,832)          (249,764)

   Australian income taxes                  4,458            2,917            7,432              9,366
                                   --------------   --------------   --------------   ----------------
NET LOSS                           $      (14,646)  $     (150,719)  $      (77,264)  $       (259,130)
                                   ==============   ==============   ==============   ================



BASIC (LOSS) PER COMMON SHARE      $        (0.00)  $        (0.01)  $        (0.00)  $          (0.01)
                                   ==============   ==============   ==============   ================

Weighted Average Number of Common
  Shares Outstanding:
      Basic                            19,920,005       18,612,288       19,686,719         17,334,190
                                   ==============   ==============   ==============   ================


See accompanying notes to financial statements.



                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2010 and 2009
                                  (Unaudited)

                                                                                2010             2009
                                                                           ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                 $    (77,264)  $    (259,130)
                                                                           ------------   -------------
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation and depletion                                              11,364          53,433
         Value of expenses contributed by officers                                2,400           2,400
         Stock issued for services                                               10,000          35,000
         Stock issued for director fees                                          13,000          32,500

Changes in:
             Receivables                                                         (5,307)          2,894
             Accounts payable and accrued expenses                               26,072          38,044
                                                                           ------------   -------------

NET CASH USED BY OPERATING ACTIVITIES                                           (19,735)        (94,859)
                                                                           ------------   -------------

CASH FLOWS USED BY INVESTING ACTIVITITES:
         Acquisition of office equipment                                           --            (1,111)
         Acquisition of oil and gas properties                                  (26,266)           --
                                                                           ------------   -------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES:                                    (26,266)         (1,111)
                                                                           ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                      25,000            --
         Proceeds from notes payable to officers                                   --            68,360
         Proceeds from notes payable to related parties                          26,266            --
         Surrender of certificate of deposit                                       --         1,000,000
         Reduction in notes payable to bank                                        --        (1,000,000)
                                                                           ------------   -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                         51,266          68,360
                                                                           ------------   -------------

NET (DECREASE) INCREASE IN CASH                                                   5,265         (27,610)

         Cash, Beginning of Period                                                6,262          42,677
                                                                           ------------   -------------

         Cash, End of Period                                               $     11,527   $      15,067
                                                                           ============   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest and Income Taxes Paid:
         Interest                                                          $      1,148   $      59,554
                                                                           ============   =============
         Income taxes - Australian                                         $      7,432   $       9,366
                                                                           ============   =============
     Non-Cash Transactions:
         Stock issued for:
              Payment of notes to shareholders including interest accrued  $       --     $    (140,553)
                  Stock issued for payment of shareholders notes                   --           140,553
                                                                           ------------   -------------
                                                                           $          0   $           0
                                                                           ============   =============


See accompanying notes to financial statements.






                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                 SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                               September 30, 2010
                                  (Unaudited)



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended December 31, 2009. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2009 and September 30, 2010 and 2009, for the respective periods then ended.

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

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During 2008, Holloman drilled the Pecos #1 well on PEL 112 being the first of the three well program. The Pecos #1 was completed as a dry hole. During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits. Holloman is seeking joint venture partners to conduct additional seismic and drill several wells.

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009 on VIC/P54. Revenues from gas sales for the Company's overriding royalty interest began during the quarter ended September 30, 2010. The Longtom #4 tested 58 million cubic feet of gas per day with liquid hydrocarbons. The net pay section in both Longtom #3 & #4 is 4,000 feet thick and the depth of the wells was approximately 15,000 feet. The Company holds a 5% of 1% overriding royalty in the Longtom Gas Field.

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

The principal assets of ACOR are oil and gas properties (both those being amortized an those not being amortized) reported at $1,147,870 on September 30, 2010 with an increase of $26,266 since December 31, 2009. The nominal increase in assets from December 31, 2009 to September 30, 2010 is related to a the capitalization of rental payments on ATP 582 in Queensland, Australia in which the Company owns 100% working interest.

The Total Current Assets increased from December 31, 2009 to September 30, 2010 from $15,412 to $25,984. The Company's Total Current Assets as of September 30, 2010, was $25,984 with Total Current Liabilities of $176,355, giving a liquidity ratio of .147 to 1. The Company's cash position was $11,527 on September 30, 2010 compared to $6,262 on December 31, 2009. The fluctuations in current assets from December 31, 2009 and September 30, 2010 are directly related to the amount of cash on hand and the amount of receivables outstanding from revenues not received.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing September 30, 2010 to December 31, 2009 being $840,338, $867,202 respectively, due to an increase in current liabilities.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the nine-months ended September 30, 2010 the Company issued to an accredited investor 357,143 restricted common shares for $25,000. During the quarter ended September 30, 2010 the Company issued 100,000 common shares to two of its directors based on $0.13 per share and 100,000 shares were issued for consulting services based on $0.10 per share. The number of shares issued and outstanding as of September 30, 2010 was 20,048,284

RESULTS OF OPERATIONS

Revenues of $38,903 were reported for the quarter ended September 30, 2010 compared to $13,291 for the same period in 2009. The increase in revenues is caused by the Company's interest in the Longtom Gas Field in the Bass Strait to come on line from which the Company received $19,573 for the first six months gas sales. The remainder of the increase is caused by an improvement in the price of oil. Oil and gas revenues reported for the nine-months ended September 30, 2010 was $52,686 compared to $41,227 for the nine-months ended September 30, 2009 reflecting the impact of the Company's overriding royalty interest in the Longtom Gas Field. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The principle revenues were derived from VicP54, ATP 299 ATP 560 and ATP 267. The Company holds an overriding royalty interest of 5% of 1% under VicP54, 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $42,536 for the three months ended September 30, 2010 compared to $96,558 for the quarter ended September 30, 2009. The principal reasons for the decrease is personnel costs were lowered from $47,959 to $18,414 and director's fees and other expenses were lowered from $36,569 to $14,854.

Total Operating Expenses were $106,535 for the nine-months ended September 30, 2010 compared to $177,276 for the nine-months ended June 30, 2009. The principal reason for the decrease is due to Personnel costs decreased from $84,381 to $35,382 and director's fees and other expenses decreased from $38,390 to $15,806.

The Company's three-month operating loss was $9,794 for the quarter ended September 30, 2010 compared to an operating loss of $103,030 for the same period in 2009. The increase in revenues along with the decrease in personnel costs and director's fees caused operating losses to decrease significantly.

The Company did not report any interest income for the quarters ended September 30, 2009 and September 30, 2010. The Company did not report any interest income for the nine-months ended September 30, 2010 however the Company did have interest income of $959 for the nine-months ended September 30, 2009. The Company's interest expense for the three-months ended September 30, 2010 was $394 compared to $44,772 for the same period ended in 2009. The Company's interest expense for the nine-months ended September 30, 2010 was $1,148 compared to $54,261 for the nine-months ended September 30, 2009. The large interest expense incurred in 2009 was related to an outstanding loan of $1,000,000 that was paid off through a certificate of deposit of $1,000,000 prior to December 31, 2009.

The net loss for the three months ended September 30, 2010 was $14,646 compared to a net loss of $150,719 for the quarter ended September 30, 2009. The decrease in net loss is primarily attributable a decrease in personnel costs. The net loss for the nine-months ended September 30, 2010 was $77,264 compared to a net loss of $259,130 for the nine-months September 30, 2009.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since the September 30, 2010.

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

RELATED PARTY TRANSACTIONS

During the third quarter of 2009, the Company paid $5,554 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

During the quarter ended September 30, 2010 the Company borrowed $26,266 from Robert Kamon's son, Robert Kamon is Secretary and Director of the Company. The terms of the loan is 5% interest until November 27, 2010 and thereafter will earn 12% interest per annum.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, the Company had no off-balance sheet arrangements.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                          Australian-Canadian Oil Royalties Ltd.



Date: November 12, 2010                  /s/ MAHNAZ NOURMAND
                                        By:  Mahnaz  Nourmand,
                                             Principal Financial Officer