Form 10-K
period 2010-12-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2011-04-08
CIK 1061288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                        COMMISSION FILE NUMBER: 0-29832

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

The aggregate market value of the common stock held by non-affiliates on March 28, 2011 was $2,511,314 based on the closing price of the stock that day as quoted on the OTCBB.

The Registrant had 20,148,284 common shares outstanding as of March 28, 2011.

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

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Australian-Canadian Oil Royalties Ltd. ("ACOR" or "the Company") was incorporated in British Columbia, Canada, in April of 1997. The Company's U.S. office is located at 1301 Avenue M, Cisco, Texas 76437.

The Company has continued to be active with its working interests and overriding royalty positions held both domestically and internationally. The business of ACOR during 2010 was to work on its existing working interest projects as well as study the oil and gas exploration acreage available in Australia in basins that demonstrate a high probability of success with the maximum rate of return for dollars invested.

CURRENT BUSINESS OPERATIONS

The Company is a purchaser and holder of both overriding royalty interests and working interests both on an international and domestic basis. ACOR's business is related to the principal products of oil and gas, and is dependent on various factors, which are discussed below. The average sales price per barrel of oil from Australia during 2010 was $US 68.16.

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

Due to extreme flooding most exploration activities were cancelled or delayed on the Company's Australian interests during 2010. However, two wells were drilled on one of the Company's interests, one of which was successful. For further information on each of the Company's interests see Item 2. Properties.

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

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company or its properties at the time of their acquisition may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by the state governments of South Australia, Queensland or Victoria, where all of the foreign oil and gas properties from which the Company receives royalty income are currently located.

QUEENSLAND NATIVE TITLE STATUS

In Queensland, the Company's access for exploration on ATP 582 is blocked until successful Native Title negotiations are completed. It is not clear at the time of this report how long the negotiations will take to settle with the local natives on ATP 582.

FOREIGN CURRENCY

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions, which are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations, which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia, do not unreasonably delay the remittance of funds generated in Australia to the United States. The exchange rate on March 28, 2011 was $1.00 Australian = $1.028 United States dollar.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

Significant flooding occurred in 2010 for large parts of Australia including where the majority of the Company's interests are located primarily within the Cooper-Eromanga Basin of Queensland and South Australia. Drilling and seismic programs planned or scheduled on our interests were either cancelled or postponed. Consequently only two wells were drilled on our interests during 2010. The record flooding also caused a number of our producing properties to be shut in due to lack of accessibility.

The flooding also caused the Snatcher 1, 2 and 3 wells drilled during the last quarter of 2009 to be shut in during the first quarter of 2010 and they may not be put back into production until the summer of 2011. The Company holds an overriding royalty interest in these three wells. For additional information on the Snatcher wells see PEL 111 under "Properties".

Of particular interest is the development of the Company's 50% working interest in ATP 582. ATP 582 covers approximately 6,716,000 gross acres and lies in the Georgina Basin, which is a part of the Cooper/Eromanga Basin. The improvement in multi high-pressure fracing technology over the past 10 years has made low permeable shale very economic to produce both oil and gas and has been widely used in North America to unlock unconventional reservoirs in shale bearing hydrocarbons. This technology has not been utilized in the Georgina Basin; however on the adjoining concession to the east in the Northern Territory drilling two horizontal wells into the Arthur Creek Shale utilizing the current high pressure multiple stage fracing on this formation is planned. ATP 582 is well positioned with 1,000,000 acres on the northern most part known to have the presence of the Arthur Creek Shale in place. For additional information see "Properties" ATP 582.

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

PERSONNEL

The Company hires part time people on an as needed basis. The Company also engages consultants and professionals when needed for specific projects and/or tasks.

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

MCF - thousand cubic feet of natural gas

MMCF - million cubic feet of natural gas

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production of revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 2010 and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

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

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. The Company's overriding royalties total 488,040 net royalty acres under 13,679,838 gross surface acres in thirteen concessions located in the Cooper/Eromanga Basins. In addition the Company also owns 3,118 net royalty acres under 672,040 gross acres in four concessions located in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia. See Table of Overriding Royalty Interests for ownership and size of each concession.

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

On the 14,351,878 gross surface acres where ACOR holds overriding royalty interests, there are giant anticlines, large faults and hundreds of seismic highs, all of which indicate possibilities of oil and gas reserves. In addition, about $27 million worth of seismic information has been completed and is available on the areas.

During 2010 the Company received revenues from five of its overriding royalty interests - ATP 267, ATP 299, ATP 560, PEL 111, PEL 115 and VicP54, and one of its working interests - PEL 100. A successful gas well was completed on ATP 543 in 1996; however, after completion of a gas pipeline, gas began to be marketed in August 1999, but the pipeline reduced the gas price and the well was shut in. No gas sales were made during 2010 on ATP 543.

The Company has overriding royalty interests in four Permits in the Gippsland Basin, VIC/P45, 54 and 59. The Bass Strait of the Gippsland Basin is located between the State of Victoria and Tasmania which has in excess of 4 billion barrels of oil/condensate and 12 TCF gas reserves discovered since exploration drilling began in 1964.

In addition to Company's large overriding royalty position it also has working interests in four concessions, which are all located in the Cooper/Eromanga Basin. See the table for Working Interest

Holdings for additional information.


                   NON-PRODUCING OVERRIDING ROYALTY INTERESTS


                                                     PERCENTAGE OF      NET
    AREA        CONCESSION                   GROSS    1% OF GROSS     ROYALTY
                  HOLDER                     ACRES    PRODUCTION       ACRES
--------------------------------------------------------------------------------

BASS STRAIT OF GIPPSLAND BASIN (OFFSHORE OF VICTORIA, AUSTRALIA)

  VIC/P45 Exoil Ltd.                          214,896         7.50%      1,289

  VIC/P59 Apache Northwest Pty                301,468         5.00%      1,206
                                            ---------                ---------
                TOTAL                         516,364                    2,495


COOPER-EROMANGA BASIN (ONSHORE SOUTH AUSTRALIA AND QUEENSLAND)
  PEL 87 Victoria Petroleum                   705,238        10.00%      5,642

  PEL 88 Cooper Energy                        816,436        30.00%     19,594

  PEL 424 Victoria Petroleum                1,516,733        10.00%     12,134
  ATP 544 Australian Petroleum
                     Industries Pty. Ltd.     901,600         8.08%      5,828
  ATP 550 Discovery Geo
                    (Australia) Corp.         276,000        25.00%      5,520
  ATP 582(1) Cooper-Eromanga Oil            6,716,000        67.10%    360,515
  ATP 616 Sundance Resources                  147,200       333.33%     39,253
                                           ----------                ---------
                       TOTAL               11,079,207                  448,486


(1) Our Company has entered into a Joint Venture where the partner will pay for the Native Title clearance, conduct a 2-D seismic program, drill one well, and earn 50% interest in this concession.

                     PRODUCING OVERRIDING ROYALTY INTERESTS


     AREA                                            PERCENTAGE OF      NET
    & # OF      CONCESSION                   GROSS    1% OF GROSS     ROYALTY
     WELLS        HOLDER                     ACRES    PRODUCTION       ACRES
--------------------------------------------------------------------------------

BASS STRAIT OF GIPPSLAND BASIN
  VIC/P54
              Nexus Energy Pty. Ltd.          155,676         5.00%        623

COOPER/EROMANGA BASIN
  PEL 111
      4 wells Victoria Petroleum              290,101        10.00%      2,320
  PEL 115
      8 Wells Victoria Petroleum               65,730        10.00%        526
  ATP 267
     25 Wells Santos                          220,800        17.15%      3,029
  ATP 299
    104 Wells Santos                          441,600         5.75%      2,031
  ATP 543 Vernon E. Faulconer
    1 Well Australia, Inc.                    956,800        25.00%     19,136
  ATP 560 First Source Energy
    5 Wells Group Inc.                        625,600        25.00%     12,512
                                            ---------                   ------
                TOTAL                       2,600,631                   39,554




                           WORKING INTEREST HOLDINGS

                                                        PERCENTAGE
  AREA     CONCESSION                       GROSS       OF WORKING       NET
             HOLDER                         ACRES        INTEREST     WI ACRES
--------------------------------------------------------------------------------

COOPER/EROMANGA BASIN
  ATP 582 ACOR                            6,716,000      100.0000%    6,716,000
  PEL 100 Cooper Energy                      73,143        1.0000%          731
  PEL 112 Holloman Energy                   542,643       13.8325%       75,061
  PEL 444 Holloman Energy                   582,674       13.8325%       80,598
                                       ------------     ---------
TOTAL                                     7,914,460     6,872,391

The following is a summary of the Company's Australian properties divided into four areas:\ 1) Gippsland Basin - Victoria, 2) Cooper/Eromanga Basin of South Australia, and 3) Cooper/Eromanga Basin of Queensland;

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

VIC/P45

VIC/P45 is an offshore concession covering 214,896 gross acres under which the Company holds a 7.5% of 1% of gross production. This concession is located in the most prolific oil-producing basin in Australia, approximately 1.5 miles east of the Kingfish Oil Field in the southern Gippsland Basin in the Bass Straits. The Kingfish Oil Field, the largest oil field in Australia, has produced over one billion barrels of oil since its discovery. Apache drilled two unsuccessful wells (Megamouth #1 and Coelacanth #1) on VIC/P45 prior to 2010 and other prospective leads of interest caused Apache to apply for new exploration terms. Apache, the Operator, was granted a six year work program requiring geo-technical studies and review of the remaining leads with the permit with an aim of developing a drilling prospect.

VIC/P54

VIC/P54 is an offshore concession covering 155,676 gross acres under which the Company holds a 5% of 1% of gross production. Interpretation of the reprocessed seismic data focused on the maturing of the Longtom West exploration target. A five-year permit renewal was accepted during 2010. In October 2010, Nexus recommenced production of hydrocarbons from the Longtom wells. Re-conciliation of the reservoir pressure behavior with field mapping is ongoing coupled with further data on the undeveloped 400 sands on Longtom-3, with the results anticipated during the first half of 2011. This will be used as the basis for a review of the full field development plan as the Longtom region has been an area of focus for 3D seismic re-interpretation with encouraging results.

A review of the Longtom discoveries is important to see the magnitude of these wells. The Longtom-3 was drilled and completed during the summer of 2006. Two production tests were conducted on the well:

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

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009. Revenues from gas sales for the Company begin in 2010. During 2010 the Longtom Field was shut in due to mercury levels exceeding gas plant standards. A processing plant was installed to remove the excess mercury and production from the Longtom Field resumed in November 2010.

VIC/P59

VIC/P59 consists of 301,468 gross acres and is located offshore in the Gippsland Basin under which the Company holds 1,206 net royalty acres representing a 1/20th of 1% overriding royalty interest. VIC/P59 is adjoined by the Blackback Oil Field with estimated reserves of 80,000,000 barrels of oil. Apache drilled three wells in 2008 on VIC/P59. No significant activity was reported during 2010 on VIC/P59.

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

PEL 100

ACOR holds a 1% working interest in the Cleansweep #1, which was drilled in the 2008 fiscal year and was completed as a Birkhead formation producer. The well tested 444 barrels of oil on a drill stem test. The Cleansweep well is estimated to have the potential of 4.8 million barrels of recoverable oil in place. Recent seismic mapping has confirmed that Angelica #1 drilled in 1998 was drilled off structure. A more detailed review of the existing seismic identified a four-way drape structure of Eromanga Basin sediments over a basement horst bald of Permian strata. A detailed 3D seismic program is planned to ensure that Angelica #2 tests the crest of this structure; however, this program has been delayed due to flooding in the area. The Angelica 3D seismic survey is proposed to cover 302 square kilometers and is planned for the fourth quarter of 2011.

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

The Snatcher #1 began producing on December 20, 2009 with both the Snatcher wells 2 & 3 coming on line during the first quarter of 2010; however, they were shut in due to flooding and are expected to remain shut in until the summer of 2011. The severe flooding caused major road and access problems.

Plans to drill Liberator #1 during the summer of 2010, which is located approximately 700 meters northwest of Snatcher #3, has been delayed due to flooding in the area.

The operator states that Angelica #2 has been nominated to be the first prospect to be drilled in 2012.

PEL 112 & 444

Holloman Energy, the operator of PEL 112 & PEL 444, has identified 38 leads on PEL 112. The Company owns a 13.83% working interest under both PEL 112 & PEL 444 and is 100% fully carried for its 13.83% working interest in the next two wells drilled on either PEL. The Company will be obligated to pay its proportionate part on any exploration costs thereafter. PEL 112 and PEL 444 comprise approximately 1.125 million gross acres and are both located within Australia's most prolific onshore oil and gas-producing basin, the Cooper/Eromanga Basin.

Holloman joined other Cooper Basin exploration companies in an aggressive program to regain access to their properties through the complete construction of upgraded roads and a bridge to provide vehicle access to field and exploration operations on the western flank of the Cooper Basin where PEL 112 is located. Holloman intends to pursue negotiations to piggyback PEL 112 work area clearance and seismic acquisition on Beach Petroleum's upcoming activity.

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

The interpreted recoverable oil reserve for the Mirage Oil Field based on 2D seismic geophysical mapping is in a range from a mean of 1.3 million barrels up to a maximum of 3.6 million barrels. The interpretation of the 3D data set suggests that Mirage-1 could be part of a larger feature covering approximately 20 square kilometers that includes the Lightning and Jindivik prospects, 3.10 miles to the northeast. Such an area has the potential of containing up to 23 million barrels of oil in place, subject to the presence of suitable Murta sand reservoir.

In the southern part of PEL 115 the interpretation of the 3D Mirage and extensive 2D seismic data have defined four Jurassic and Permian oil and gas prospects (Voodoo, Fury, Airacobra and Thunderbolt). During 2009 the Fury #1 and Airacobra #1 were drilled and completed as producers. Based on the analysis of the wire line log data and sidewall cores and similarity of the Murta oil column in Fury-1 to those seen in the producing Mirage Oil Field, 5 kilometers to the southwest, Fury-1 has been completed for production with 7 inch production casing run to 6,446 feet.

Flooding during 2010 prevented the Fury-1 from being placed into production. The flooding also severely impacted the production from the Mirage and Ventura fields.

COOPER/EROMANGA BASIN - QUEENSLAND

The Company holds overriding royalty interests in eight oil and gas concessions and holds working interests in one oil and gas concession located in the Cooper/Eromanga Basin of Queensland. The following is a report on each of the Company's interests in Queensland:

ATP 267

The Company owns an overriding royalty interest of 17.15% of 1% in ATP 267, which covers approximately 220,800 acres. ATP 267 has 25 producing wells in six oil fields known as the Kihee, Koora, Nockatunga, Winna, Maxwell, Dikera, Thungo and Murhero fields. The Company received revenues from its overriding royalty ownership in these wells during 2010. No new wells were drilled during 2010 on this concession due to flooding in the area.

ATP 299

The Company owns a .0575% of 1% ORRI under ATP-299 and its Petroleum Licenses which covers 441,600 gross acres and currently has 104 completed wells under which ACOR receives overriding royalties. The Tintaburra Block is reported to contain approximately 84 million barrels of proved plus probable oil in place. ATP 299 has 104 producing wells in 25 oil fields. The Company received revenues from its overriding royalty ownership in these wells during 2009. Two new wells were drilled in 2009 on ATP 299, Ipundu #16 and Ipundu North #13 both of which were cased and suspended as future oil producers. Flooding prevented any further drilling in 2010 on ATP 299.

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

During 2010 two wells were drilled on ATP 560, Ubute-1 and Utopia-10. The Ubute-1 was plugged and abandoned and the Utopia-10 was cased and suspended as a producer with completion planned when accessible following the repairs from the severe flooding.

Utopia-11H, a horizontal development well, is also planned for 2011. Reservoir modeling suggests that a horizontal well will substantially increase the oil production in comparison to an unstimulated vertical well. The production results of Utopia-11H and the fracture stimulated Utopia-10 will determine the optimum well design to develop the substantial remaining reserves in the Utopia Field. Also planned in 2011 is 100 square kilometers of 3D seismic during the first half of the year. The timing for both the drilling of the Utopia-11H and the seismic program are subject to accessibility following the damage caused by the severe flood.

ATP 582

ATP-582 is located in Queensland Australia in the prolific Cooper/Eromanga Basin. The permit area covers approximately 6,716,000 gross acres. ATP 582 lies within the Georgina Basin, which covers most of the central-eastern part of the Northern Territory and is considered one of the most prospective undeveloped onshore petroleum provinces in Northern Territory and Queensland. Although the Georgina Basin has not had a discovery today, the Cambrian Thorntonia-Arthur Creek succession of the Georgina Basin possess all of the required elements necessary for petroleum generation, migration and entrapment. Of particular interest in the Georgina Basin and on ATP 582 is the presence of the Arthur Shale, which has similar characteristics to the Brakken Shale of Western Canada and North Dakota that has produced more than 10 TCF of gas and 1 Billion barrels of oil.

The improvement in multi high-pressure fracing technology over the past 10 years has made low permeable shale very economic to produce both oil and gas and has been widely used in North America to unlock unconventional reservoirs in shale bearing hydrocarbons. This technology has not been utilized in the Georgina Basin; however, on the adjoining concession to the east in the Northern Territory plans are to drill two horizontal wells into the Arthur Creek Shale utilizing the current high pressure multiple stage fracing on this formation. ATP 582 is well positioned with 1,000,000 acres on the northern most part known to have the presence of the Arthur Creek Shale in place.

The adjoining concession to the west of ATP 582 operated by Baraka Petroleum Limited plans a four well program and if successful plans to expand to a 20 well exploration drilling program.

In addition to the Arthur Shale opportunity, ACOR management has identified two prospects on ATP-582 from the 850 miles of seismic data, owned by ACOR. ATP 582 is up dip of the approximately $1 billion dollar annual production from the Santos-Exxon producing block and is along strike with many new discovery wells that have sustained daily production of 1,000 - 3,000 barrels of oil per day. The two prospects that have been identified are:

     The Samphire prospect covers approximately 3,800 acres and exhibits approximately 110 feet of closure. It is possible that a good potential exists for a 10-15 million barrel field, with a possible potential of approximately 40 million barrels.

     The Samphire West covers around 4,700 acres. If the Samphire prospect proves to be productive, a number of additional field discoveries may result from leads in the Southern part of ATP-582. Both prospects are a series of sandstone (clastic) reservoirs of pinch-outs and structural traps that have formed on the flank of the local high.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2010, a shareholder's meeting was held on December 15, 2010 to elect directors and ratify the selection of auditors for the Company. No other matters were submitted to the Company's stockholders for approval.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The symbol is: AUCAF. The following are the highs and lows for each quarter for fiscal year ended December 31, 2009 and 2010, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.



                             2009                               2010
                   ------------------------          ------------------------
                    High              Low             High              Low
                   ------           -------          ------           -------
   1st Quarter     $0.13            $0.05            $0.22            $0.11
   2nd Quarter      0.16             0.04             0.22             0.02
   3rd Quarter      0.18             0.10             0.20             0.06
   4th Quarter      0.20             0.10             0.14             0.02


The approximate number of securities holders of record of Australian-Canadian Oil Royalties Ltd. on December 31, 2010 was 317 of record, which does not include stockholders whose shares are held in street or nominee names. We have no outstanding stock options or warrants to purchase our securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2010, the Company issued a total of 557,143 unregistered shares as follows:

   Purpose          Issued To:               Amount of Shares      Value
   -------          ----------               ----------------      -----
Director's Fees     Andre Sakhai                   50,000         $ 6,500
Director's Fees     Kenneth Campbell               50,000         $ 6,500
Sale of Stock       Sam Mandelbaum                357,143         $25,000
Services            Roger Autrey                  100,000         $10,000

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes accompanied thereto. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this SEC 2010 Form 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL DISCUSSION:

ACOR's 2010 fiscal year was a challenging year due to record flooding conditions covering most of the oil and gas concessions in which the Company holds an interest. Because of the severe amount of flooding only two wells were drilled during 2010 on the Company's properties in Australia of which one was successful.

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

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009 on VIC/P54. Revenues from gas sales for the Company begin during the first half of 2010. The Longtom #4 tested 58 million cubic feet of gas per day with liquid hydrocarbons. The net pay section in both Longtom #3 & #4 is 4,000 feet thick and the total depth of both wells was approximately 15,000 feet.

ACOR has overriding royalty interests under 14,351,878 gross surface acres in the Cooper/Eromanga, Bass Strait of the Gippsland Basin and Carnarvon Basin plus has working interests under 7,914,460 gross surface acres. For additional information regarding these concessions including those mentioned above in this section see Item 2. Properties.

The Company's management is optimistic about the future drilling planned on its Australian interests, especially for the next couple of years.

RESULTS OF OPERATIONS

The Company's oil and gas revenues increased approximately 27% when comparing 2009 to 2010. In 2009 the revenues were $61,170 compared to $77,652 in 2010. The majority of the revenues came from the Company's ownership in ATP 299, an oil and gas concession located in the Cooper/Eromanga Basin of Queensland, Australia, and VIC/P54 located in the Bass Strait of Gippsland Basin of Victoria, Australia.

The categories of Personnel Costs, Professional fees and Promotion and advertising reported expenditures of $144,840 for 2010 compared to $154,080 for 2009. Of the $144,840 the Company paid $10,000 through the issuance of unregistered common stock in 2010 and of the $154,080 the Company paid $50,338 through the issuance of unregistered common stock in 2009. The unregistered shares were issued for those services based on the closing stock price at the time of issuance without any discount for their lack of liquidity. The basic allocation of the 2010 Personnel Cost of $58,055 was $39,317 for contract services, $17,141 in wages and $1,600 for officer compensation. The allocation of 2009 personnel cost of $97,368 is $51,989 for contract services, $30,584 in wages, $14,600 for officer compensation and $195 for miscellaneous fees. The Directors' fees and other operating expense category for 2010 was $5,885 decreasing from $38,886 for 2009. No Directors' fees were awarded in 2010, and Director's fees of $32,500 in stock were awarded in 2009. The balance "other" is for stock transfer fees, travel and meals representing only $5,855 for 2010 and $6,386 for 2009.

The other categories of expenditures did not significantly change when comparing the fiscal year ended 2009 to 2010.

Other Income (Expense) for the Company includes interest expense of $2,353 for 2010 compared to an interest expense of $54,725 for 2009. During 2009 the Company paid in full the interest and principle on its $1,000,000 loan with American State Bank of Cisco, Texas. The decrease in interest expense for 2010 is due to the elimination of this debt.

Australian income taxes decreased from $14,082 in 2009 to $10,026 for 2010.

The net loss for the year ended December 31, 2010 was $147,311 compared to a net loss of $236,950 for the year ended December 31, 2009. Per share losses were $0.01 per share for the year ended 2010 and $0.01 per share for 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Total Current Assets as of December 31, 2010 were $31,337 compared to $15,412 on December 31, 2009. The increase in current assets is due to the increase in accounts receivable. These receivables are due from oil and gas sales earned during the year but were not received on or before December 31, 2010.

The Company's accounts receivable for both 2009 and 2010 are from oil sales that have been made but have not been received on its interests held in Australia.

The Total Current Liabilities as of December 31, 2010 were $217,211 placing the Company's liquidity ratio of current assets to current liabilities at .14 to 1. The Total Current Liabilities as of December 31, 2009 were $124,016 placing the Company's liquidity ratio of current assets to current liabilities at .12 to 1. The slight improvement in liquidity ratio from 2009 to 2010 is directly related to more current assets as of December 31, 2010.

The Company plans to meet its operating expenditures from a private placement of its restricted common stock. The Company is seeking exploration partners on its various oil and gas concessions located in Australia.

Total assets of the Company decreased from $991,218 on December 31, 2009 to $988,302 on December 31, 2010, a decrease of $2,916. The Company oil and gas properties increased from $1,121,604 in 2009 to $1,147,869. This increase of $26,265 was attributed to the capital expenditures made on ATP 582, an Australian oil and gas concession. The decrease in assets is due to the increase in accumulated depletion and depreciation from $171,665 on December 31, 2009 to $216,771 on December 31, 2010 representing an increase of $45,106.

Total Current Liabilities of the Company increased from $124,016 on December 31, 2009 to $217,211 on December 31, 2010. The majority of this increase is due to loans from officers/directors and shareholders of the Company. Loans from stockholders of the Company increased from $0 on December 31, 2009 to $26,266 on December 31, 2010. Account payable - related party increased from $0 on December 31, 2009 to $39,216 on December 31, 2010.

The accrued expenses of $98,066 and $115,486 for the years ended December 31, 2009 and 2010 respectively were for consulting fees and director's fees. The $115,486 in accrued expenses reported on December 31, 2010 is allocated $2,903 for accrued interest payable, $35,600 for accrued director's fees and $76,983 for consulting fees. The $98,066 in accrued expenses reported on December 31, 2009 is allocated $550 for accrued interest payable, $48,600 for accrued director's fees and $48,915 for consulting fees.

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

MATERIAL COMMITMENTS

As of the date of this report the Company does not have any material financial commitments on any of its properties or interests owned in Australia. The Company did have material commitments on several working interest properties in Australia.

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

SEC'S FINAL RULE ON OIL AND GAS DISCLOSURE REQUIREMENTS

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                     Date First
                                              Position With           Elected
            Name                    Age       the Company           as Director
     -----------------------        ---       -------------        -------------
     Kenneth W. Campbell            80         Director                1997
     Robert Kamon                   83         Director and            1997
                                               Secretary
     Howard Siegel                  68         Director                2006
     Jan Soleimani                  59         Director                2007
     Andre Sakhai                   29         Director and
                                               President               2005
     Bernard Lipton                 69         Director                2010

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


                                                                     Date First
                                              Position With           Elected
           Name                     Age       the Company            as Officer
     -----------------------        ---       -------------        -------------
     Andre Sakai                    29        President and           2005
                                              Director
     Mahnaz Nourmand                47        Chief Financial         2009
                                              Officer
     Robert Kamon                   83        Secretary and           1997
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

BERNARD LIPTON, Director, is a certified public accountant certified by the State of New York in 1968. He is the founder and managing member of Lipton & Association LLP and has been self-employed for the past forty years. His practice encompasses the tri-state area around New York and services clients in all fields with an extensive tax practice.

MAHNAZ (MICHELLE) NOURMAND, Chief Financial Officer, is a graduate of Queens College of New York where she received her Bachelor Degree in Accounting. In 1990 she received her MBA of Business also from Queens College. Currently, Ms. Nourmand is a Senior Manager & Tax Accountant for The Tobacco & Food Distribution of Corona, New York. Ms. Nourmand has 18 years experience and is a practicing Certified Public Accountant with an emphasis on corporate accounting preparing projections, budgets and financial statements.

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

Officer Compensation - The executive officers of ACOR have received no cash salary or cash bonuses since the organization of the Company, with the exception of $3,000 paid to its Chief Financial Officer, Mahnaz Nourmand, who also received 76,923 restricted shares valued at $10,000 during 2009. The Company did not have any compensation paid to its officers in 2010.

Director Compensation - In 2006 the Board approved the issuance of 30,000 restricted shares to each director, in 2007 and 2008 the Board approved the issuance of 40,000 restricted shares to each director, and in 2009 the Board approved the issuance of 50,000 restricted shares to each director, to be issued only when requested by the director. Howard Siegel was issued 30,000 shares in 2006, 40,000 shares in 2007 and 40,000 shares in 2008. Kenneth Campbell, Robert Kamon and Andre Sakhai received all 110,000 shares in 2008. Jan Soleimani received 80,000 shares in 2008. In 2009 the Company issued 50,000 shares to Howard Siegel and Robert Kamon. In 2010, the Company issued 50,000 shares to Andre Sakhai and Kenneth Campbell for 2009 directors' fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 28, 2011 by each of the Company's officers and directors, each person who is known by the Company to own beneficially more than 5% of the outstanding common stock and all officers and directors of the Company as a group. The title of class is common stock, no par value.


                                                     # of Shares
                Name and                            Beneficially      Percent of
          Address of Stockholder                       Owned            Class
      ------------------------------                 ---------        ----------

      Ken Campbell                                    410,000            2.05%
      307 Triune Bay
      Calgary, Alberta T1X 1G4
      Canada

      Robert Kamon** (3,471,317)                    4,926,311           24.57%
      Tensleep Oil & Production,
         Inc. (908,000)*
      International Oil Lease
         Service Corp. (394,444)
      Australian Grazing & Pastoral
         Co., Pty. Ltd. (152,550)
      1304 Avenue L
      Cisco, Texas  76437

      Howard Siegel                                   190,715            0.95%
      P. O. Box  940572
      Houston, Texas 77094

      Andre Sakhai                                  1,257,503            6.27%
      10 East 29th Street, Apt. 12J
      New York, New York 10016

      Jan Soleimani                                   930,000            4.64%
      21 Windsor Dr.
      Old Westbury, New York   11568

      Bernard Lipton                                   93,334            0.47%
      790 Jericho
      Westbury, NY 11568

      Mahnaz Nourmand                                 106,923            0.53%
      91 Wheatley Road
      Old Westbury, New York 11568

All officers and directors as a group               7,914,786           39.48%

      Ely Sakhai                                    3,523,793           17.58%
      10 Windsor Dr.
      Old Westbury, New York   11568

     *Tensleep Oil & Production, Inc. (Tensleep) is controlled by Robert Kamon. Robert Kamon owns 50% of the shares of Tensleep.

     *Robert Kamon's (3,471,317 shares), Tensleep's (908,000 shares), International Oil Lease Service Corp.'s (394,444 shares), and Australian Grazing & Pastoral Co., Pty. Ltd.'s (152,550 shares) holdings are all attributed to Robert Kamon for purposes of presenting his beneficial ownership percentage. Robert Kamon is President of these companies.

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

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2010 and 2009. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2010 and 2009, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $17,772 and $34,582, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary, for filing fees during 2010, which totaled $1,007.

The Company borrowed $26,266 and $68,360 from two of its current and previous officers and a stockholder during 2010 and 2009. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2010 and 2009, the Company's accounts payable was $39,216 and $0.00, respectively payable to related parties.

Common Shares to Directors - The Compensation Committee approved 50,000 shares of restricted stock per director for the year 2009, valued at $0.13 per share, being the market value on July 1, 2009. The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2008, valued at $0.22 per share, being the market value on September 24, 2008. The Compensation Committee approved 40,000 shares of restricted stock per director for the year 2007, valued at $0.30 per share, being the market value on June 22, 2007. This recommendation by the Compensation Committee was voted on and approved by the Board of Directors and has been recorded as an expense in these financial statements in the amounts of $32,500 and $44,000, respectively for 2009 and 2008. This stock will be issued to each director at the director's discretion. During 2009, Robert Kamon and Howard Siegel each received 50,000 shares for their fees for 2009. During 2008, Andre Sakhai, Robert Kamon and Kenneth Campbell each received 110,000 shares for their fees for 2006, 2007 and 2008; Howard Siegel received 40,000 for 2008; and Jan Soleimani received 80,000 for 2007 and 2008. During 2010, Andre Sakhai and Kenneth Campbell received 50,000 shares for their 2009 fees.

DIRECTOR INDEPENDENCE

Kenneth Campbell, Howard Siegel, Jan Soleimani and Bernard Lipton are independent directors. Robert Kamon and Andre Sakhai are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Killman, Murrell & Company, P.C. served as the Company's independent auditor for the years ended December 31, 2005, 2006, 2007, 2008, 2009 and 2010. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our financial statements for the most recent fiscal year included in our Annual Report on Form 10-K; and for the review of our financial information and our quarterly reports on Form 10-Q during the years ending December 31, 2010 and 2009 were $38,325 and $35,211 respectively.

Tax Fees: The Company incurred no fees for tax compliance with the Company's principal auditor for 2010 and 2009.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.                Description
-----------
  31.1 *Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.


Dated:    April 8, 2011             /s/ Andre Sakhai
                                    ----------------
                                    Andre Sakhai, President and CEO


Dated:   April 8, 2011              /s/ Mahnaz Nourmand
                                    -------------------
                                    Mahnaz Nourmand, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2011                /s/ Andre Sakhai
                                    ----------------
                                    Andre Sakhai, President, Director and CEO



Dated: April 8, 2011                /s/ Robert Kamon
                                    ----------------
                                    Robert Kamon, Secretary and Director


Dated: April 8, 2011                /s/ Kenneth Campbell
                                    --------------------
                                    Kenneth Campbell, Director



Dated: April 8, 2011                /s/ Jan Soleimani
                                    -----------------
                                    Jan Soleimani, Director



Dated: April 8, 2011                /s/ Howard Siegel
                                    -----------------
                                    Howard Siegel, Director



Dated: April 8, 2011                /s/ Bernard Lipton
                                    ------------------
                                    Bernard Lipton, Director

                     Australian-Canadian Oil Royalties Ltd.



                         INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm .....                F-2

Balance Sheets -- December 31, 2010 and 2009 ................                F-3

Statements of Operations for the Years
      December 31, 2010 and 2009 ............................                F-4

Statements of Stockholders' Equity for the Years Ended
     December 31, 2010 and 2009 .............................                F-5

Statements of Cash Flows for the Years Ended
     December 31, 2010 and 2009 .............................                F-6

Notes to Financial Statements ...............................                F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Australian-Canadian Oil Royalties Ltd.
Cisco, Texas

We have audited the accompanying balance sheets of Australian-Canadian Oil Royalties Ltd. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian-Canadian Oil Royalties Ltd. as of December 31, 2010, and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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





/s/ Killman, Murrell & Company, P.C.
------------------------------------
Killman, Murrell & Company, P.C.
Odessa, Texas

April 8, 2011



                                AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                             BALANCE SHEETS
                                      December 31, 2010 and 2009


                                                                     2010            2009
                                                               --------------   -------------
                                               ASSETS
CURRENT ASSETS
     Cash                                                      $        2,345   $       6,262
     Certificate of deposit                                                --              --
     Accounts receivable                                               28,992           9,150
                                                               --------------   -------------
         Total Current Assets                                          31,337          15,412
                                                               --------------   -------------

PROPERTY AND EQUIPMENT
     Oil and gas properties-being amortized                           582,792         363,176
     Oil and gas properties-not being amortized                       565,077         758,428
     Office equipment and software                                     24,783          24,783
     Accumulated depletion and depreciation                          (216,771)       (171,665)
                                                               --------------   -------------
         Net Property and Equipment                                   955,881         974,722
                                                               --------------   -------------

OTHER ASSETS                                                            1,084           1,084
                                                               --------------   -------------


     TOTAL ASSETS                                              $      988,302   $     991,218
                                                               ==============   =============



                                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable - trade                                  $       11,243   $         950
     Accounts payable - related party                                  39,216            --
     Accrued expenses                                                 115,486          98,066
     Loans from officers                                               25,000          25,000
     Loans from stockholders                                           26,266            --
                                                               --------------            --
         Total Current Liabilities                                    217,211         124,016
                                                               --------------   -------------

STOCKHOLDERS' EQUITY
     Preferred stock, no par (50,000,000 shares
          authorized, none outstanding)                                  --              --
     Common stock, no par (50,000,000 shares
          authorized, 20,048,284 and 19,491,141 shares
          respectively outstanding)                                 3,745,099       3,697,099
     Additional paid in capital                                       173,552         170,352
     Accumulated (deficit)                                         (3,147,560)     (3,000,249)
                                                               --------------   -------------
         Total Stockholders' Equity                                   771,091         867,202
                                                               --------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      988,302   $     991,218
                                                               ==============   =============



               The accompanying notes are an integral part of these financial statements.




                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2010 and 2009


                                                        2010           2009
                                                   -------------   -----------
OPERATING REVENUES
     Oil and gas revenues                          $      77,652   $    61,170

COST OF REVENUES
     Transportation costs                                 11,074        11,997
     Production taxes                                         89            14
     Depletion                                            44,736        14,781
                                                   -------------   -----------

         GROSS PROFIT                                     21,753        34,378
                                                   -------------   -----------

OPERATING EXPENSES
     Personnel costs                                      58,055        97,368
     Professional fees                                    75,635        38,911
     Promotion and advertising                            11,150        17,801
     Office expenses                                       5,590         8,394
     Depreciation and amortization                           370         2,120
     Directors' fees and other operating expenses          5,885        38,886
                                                   -------------   -----------

         Total Operating Expenses                        156,685       203,480
                                                   -------------   -----------

(LOSS) FROM OPERATIONS                                  (134,932)     (169,102)

OTHER INCOME (EXPENSE)
     Interest income                                        --             959
     Interest expense                                     (2,353)      (54,725)
                                                   -------------   -----------

(LOSS) BEFORE INCOME TAXES                              (137,285)     (222,868)

Australian income tax expense                             10,026        14,082
                                                   -------------   -----------

         NET LOSS                                  $    (147,311)  $  (236,950)
                                                   =============   ===========

Net loss per weighted average share outstanding    $       (0.01)  $     (0.01)
                                                   =============   ===========

Weighted average shares outstanding                   19,772,491    17,833,997
                                                   =============   ===========


   The accompanying notes are an integral part of these financial statements.



                                AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Years Ended December 31, 2010 and 2009





                                            Common Stock       Additional
                                      -----------------------    Paid In    Accumulated
                                       Shares        Amount      Capital     (Deficit)           Totals
                                      ---------     ---------   ----------  ------------  ----------------


BALANCE, December 31, 2008            16,465,458  $ 3,490,546  $  167,152  $ (2,763,299)  $   894,399

Non-cash stock issuances:
     Services                            376,923       35,000        --            --          35,000
     Oil and gas properties              150,000       18,000        --            --          18,000
     Directors' fees                     100,000       13,000        --            --          13,000
     Notes payable to directors        2,398,760      140,553        --            --         140,553
Contributed expenses                        --           --         3,200          --           3,200
Net loss                                    --           --          --        (236,950)     (236,950)
                                      ----------  -----------  ----------  ------------   -----------


BALANCE, December 31, 2009            19,491,141    3,697,099     170,352    (3,000,249)      867,202

Non-cash stock issuances:
     Services                            100,000       10,000        --            --          10,000
     Directors' fees                     100,000       13,000        --            --          13,000
     Sale of stock                       357,143       25,000        --            --          25,000
Contributed expenses                        --           --         3,200          --           3,200
Net loss                                    --           --          --        (147,311)     (147,311)
                                      ----------  -----------  ----------  ------------   -----------


BALANCE, December 31, 2010            20,048,284  $ 3,745,099  $  173,552  $ (3,147,560)  $   771,091
                                      ==========  ===========  ==========  ============   ===========





                The accompanying notes are an integral part of these financial statements.



                                AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                        STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 2010 and 2009

                                                            2010           2009
                                                       --------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                             $     (147,311)  $  (236,950)
Adjustments to reconcile net (loss) to net cash
   provided by (used) in operations:
     Depreciation, depletion and amortization                  45,107        16,901
     Value of expenses contributed by officers                  3,200         3,200
     Stock issued for services                                 10,000        35,000
     Stock issued for directors' fees                          13,000        13,000

Changes in operating assets and liabilities:
     Receivables                                              (19,842)        1,749
     Accrued expenses                                          17,419        64,214
     Accounts payable-trade                                    10,294          (778)
     Accounts payable                                          39,216          --
                                                       --------------   -----------

NET CASH (USED) IN OPERATING ACTIVITIES                       (28,917)     (103,664)
                                                       --------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of office equipment                                --          (1,111)
     Purchase of oil & gas properties                         (26,266)         --
                                                       --------------          --

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES           (26,266)       (1,111)
                                                       --------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                               25,000          --
     Proceeds from notes payable to stockholder                26,266          --
     Proceeds from notes payable to officer                      --          68,360
     Payment of bank loan                                        --      (1,000,000)
     Restricted certificate of deposit                           --       1,000,000
                                                       --------------   -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                      51,266        68,360
                                                       --------------   -----------


Decrease in cash for year                                      (3,917)      (36,415)

         Cash and cash equivalents, beginning of year           6,262        42,677
                                                       --------------   -----------

         Cash and cash equivalents, end of year        $        2,345   $     6,262
                                                       ==============   ===========

SUPPLEMENTAL DISCLOSURES:

Cash payments for:
         Interest                                      $         --     $    12,360
                                                       ==============   ===========

         Australian income taxes                       $       10,026   $    14,082
                                                       ==============   ===========



         The accompanying notes are an integral part of these financial statements.

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2010 and 2009



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

                                  (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009

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


             Amount of Unused Operating                   Expiring During Year
                  Loss Carryforward                         Ended December 31,
                  -----------------                         ------------------

                 $   158,230                                      2011
                     614,872                                      2012
                     620,354                                      2013
                     329,446                                      2014
                     326,778                                      2015
                     236,950                                      2016
                     147,311                                      2017
                 -----------

                 $ 2,433,941
                 ===========

The potential tax benefit from these operating loss carry-forwards is $1,119,613 and $1,100,100 in 2010 and 2009, respectively. The Company has recognized a valuation allowance against these deferred tax assets due to the inability to foresee when such benefits will be realized.

The Company is subject to a 30% Australian income tax on Australian source royalty income. This tax is withheld by the payer. The Company incurred Australian income taxes on its oil and gas production totaling $10,026 and $14,082 in 2010 and 2009, respectively.

                                  (continued)
                                      F-8

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009



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

Weighted average shares outstanding were 19,772,491 and 17,833,997 for 2010 and 2009, respectively. Outstanding common stock equivalents have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

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

Reclassifications

Certain 2009 amounts have been reclassified in order to conform to the 2010 financial statement presentation.

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

                                  (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009



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

                                  (continued)

                    AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009


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

                                  (continued)

                    AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009


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

NOTE 2: ACCOUNTS RECEIVABLE

At December 31, 2010 and 2009 the Company has accrued receivables for oil and gas production from its Australian overriding royalty interests totaling $28,992 and $9,150, respectively. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production.

The cost basis of the receivables are believed to approximate their fair values. No allowance for bad debts has been established because the Company has not experienced any significant inability to collect its receivables.

NOTE 3: PROPERTIES AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2010 and 2009.


                                               2010               2009
                                          ------------      ------------
     Oil and gas properties               $  1,147,869         1,121,604
     Office equipment                            9,232             9,232
     Seismic analysis software                  15,551            15,551
                                          ------------      ------------

         Total costs                         1,172,652         1,146,387

         Accumulated depletion                (192,359)         (147,623)
         Accumulated depreciation              (24,412)          (24,042)
                                          ------------      ------------

     Net Property and Equipment           $    955,881      $    974,722
                                          ============      ============

Depreciation expense was $370 and $2,120 for 2010 and 2009, respectively. The office equipment and the software are being depreciated on a straight-line basis over three years.

NOTE 4: LOANS FROM SHAREHOLDERS AND NOTES PAYABLE

During 2010, the Company borrowed $26,266 from a stockholder to cover the cost of rentals on ATP 582.

During 2009, the Company borrowed additional funds from its previous president and current secretary in the amount of $68,360. The Company repaid a portion of the loans to its previous president and current secretary during 2009 in the amount of $93,360. Loans from officers totaled $25,000 as of December 31, 2009.

                    AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009


NOTE 5: TRANSACTIONS WITH RELATED PARTIES

An officer provided office space and services, with no cash costs to the Company. These contributed costs had estimated unpaid values of $3,200 for both 2010 and 2009. These amounts have been recorded as operating expenses and as additional paid-in capital in their respective years.

During 2010 and 2009, the Company reimbursed commonly-controlled entities for personnel and office expenses totaling $17,772 and $34,582, respectively. These entities, Tensleep Oil & Production, Inc., and Secretarial Services, Inc., are within the control of the Company's Secretary. Additionally, the Company repaid Australian Grazing & Pastoral Co., Pty. Ltd., also controlled by the Company's Secretary, for filing fees during 2010, which totaled $1,007.

The Company borrowed $26,266 from a stockholder in 2010 and $25,000 from one of its previous officers during 2010 and 2009. These funds were used to pay for administrative costs and efforts to promote the Company's name and availability.

At December 31, 2010 and 2009, the Company's accounts payable was $11,243 and $950, respectively. Accounts payable to related parties was $39,216 and 0 in 2010 and 2009, respectively.

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

NOTE 6: FOREIGN OPERATIONS

As noted above, the Company was incorporated in Canada. Additionally, the Company operates primarily in Australia where most of its properties are presently located. Approximately 90% of all operating revenues reported by the Company during 2010 and 2009 were received from Australian oil and gas royalty interests. Depletion expense and Australian income taxes reported by the Company during 2010 and 2009 are also related to the revenue received from the Australian royalties. Australian revenues were $76,830 and $61,479 in 2010 and 2009.

Essentially all of the Company's administrative costs are incurred in the United States. Leasing operating expenses and taxes have been incurred in the U.S. and taxes have been paid to Australia.

NOTE 7: STOCK TRANSACTIONS

During 2010, the Company issued a total of 557,143 shares. A total of 357,143 shares were issued for cash; 100,000 shares were issued for Directors' Fees valued at $13,000 and 100,000 shares were issued for services valued at $10,000.

                                  (continued)

                    AUSTRALIAN-CANADIAN OIL ROYALTIES, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009


NOTE 7: STOCK TRANSACTIONS (CONTINUED)

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

NOTE 8: SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2010 through April 8, 2011. We did not have any material subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

NOTE 9: CONCENTRATION OF RISK

The producing oil and gas assets of the Company are all located in Australia. These continue to be the primary source of operating revenues for the Company.

Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $250,000 per depositor. Combined balances at December 31, 2010 at the Company's primary bank did not exceed federally insured limits.

NOTE 10: GOING CONCERN CONSIDERATIONS

As of December 31, 2010, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources.

NOTE 11: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED)

The following schedules set out available information about the Company's oil and gas activities at December 31, 2010.

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

                                  (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009


NOTE 11: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)

The following reserve information is for the wells referred to as ATP 267, ATP 299, ATP 560, ATP 543 and PEL 115. The Company has not been able to secure reserve information for the wells called PEL 111 and VIC/P54. During the year ended December 31, 2010, the PEL 111 produced 24.81 barrels of oil, and the VIC/P54 produced 64.58 barrels of oil and 6,360.49 MCF's of gas.


                                               Gas (mcf)            Oil (bbls)
                                             -------------       -------------
Reserves reported by the Queensland
     Government as of June 30, 1997                   123              21,030
Additions or adjustments after 1997                 4,233               1,919
  Discoveries                                        --                  --
  Cumulative previous production                   (4,232)             (7,267)
  Current year production                            --                  (580)
                                            -------------       -------------

   Unrecovered reserves                               124              15,102
                                            =============       =============


                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                      For the Year Ended December 31, 2010

                                       Australia       U.S.          TOTAL
                                      -----------   ----------    ----------
Sales of oil and gas                  $   76,830    $      822    $   77,652

Production costs (including taxes)          --              89            89
Depletion                                 44,736          --          44,736
                                      ----------    ----------    ----------
Results of operations from
     producing activities (excluding
     corporate overhead)              $   32,094    $      733    $   32,827
                                      ==========    ==========    ==========


         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                              At December 31, 2010

                                Australia           U.S.           TOTAL
                             --------------    --------------   ------------
Unproved properties
     (not being amortized)   $      563,199    $        1,878   $    565,077
Proved properties
     (being amortized)              580,292             2,500        582,792
                             --------------    --------------   ------------

   Total Capitalized Costs        1,143,491             4,378      1,147,869

Accumulated depletion              (189,915)           (2,444)      (192,359)
                             --------------    --------------   ------------

Net Capitalized Costs        $      953,576    $        1,934   $    955,510
                             ==============    ==============   ============


                                  (continued)

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2010 and 2009


NOTE 11: SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED) (CONTINUED)

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
                      For the Year Ended December 31, 2010

                                         Australia                   U.S.
                                    ------------------        ------------------
Property acquisition costs:
     Proved                         $             --          $             --
     Unproved                                   26,266                      --
     Exploration costs                            --                        --
     Development costs                            --                        --
                                    ------------------        ------------------

Total                               $           26,266        $             --
                                    ==================        ==================