Form 10-Q
period 2011-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2011-05-06
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR QUARTERLY PERIOD ENDED MARCH 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-29832

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   British Columbia, Canada                                         75-2712845
------------------------------                                 -----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                                 Identification #)

         1301 Avenue M, Cisco, TX                                     76437
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (254) 442-2638
                Registrant's Telephone Number Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

( ) Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer
(X) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     There were 20,148,284 shares of common
                     stock, No Par Value, outstanding as of
                                 April 21, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                 BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                      2011          2010
                                                                  -----------    -----------
                                                                  (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                           $     8,302    $     2,345
   Accounts receivable                                                 24,472         28,992
                                                                  -----------    -----------
         Total Current Assets                                          32,774         31,337
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                             582,792        582,792
   Oil and gas properties-not being amortized                         565,077        565,077
   Office equipment and software                                       24,783         24,783
   Accumulated depreciation and depletion                            (228,048)      (216,771)
                                                                  -----------    -----------

         Net Property and Equipment                                   944,604        955,881
                                                                  -----------    -----------

OTHER ASSETS                                                            1,084          1,084
                                                                  -----------    -----------

         TOTAL ASSETS                                             $   978,462    $   988,302
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                       $     5,791    $    11,243
   Accounts payable - related party                                    47,747         39,216
   Accrued expenses                                                   128,738        115,486
   Loans from officers                                                 25,000         25,000
   Loans from stockholders                                             26,266         26,266
                                                                                 -----------

         Total Current Liabilities                                    233,542        217,211
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value (50,000,000 shares authorized,
        none outstanding)                                                   -              -
   Common stock, no par (50,000,000 shares authorized,
        20,148,284 and 20,048,284 shares in 2011 and 2010
         issued and outstanding)                                    3,759,099      3,745,099
   Additional paid-in capital                                         174,352        173,552
   Accumulated (deficit)                                           (3,188,531)    (3,147,560)
                                                                  -----------    -----------
         Total Stockholders' Equity                                   744,920        771,091
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   978,462    $   988,302
                                                                  ===========    ===========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2011 and 2010
                                   (Unaudited)

                                               2011            2010
                                           ------------    ------------

OIL AND GAS REVENUES                       $     33,100    $     16,690

COST OF SALES
   Production taxes                                  38              19
   Depletion                                     11,184           3,695
   Transportation costs                           5,028               -
                                           ------------    ------------

  GROSS PROFIT                                   16,850          12,976
                                           ------------    ------------

OPERATING EXPENSES
   Personnel costs                               32,051          11,656
   Professional fees                              9,915          31,185
   Promotion and advertising                      5,725           4,597
   Office expenses                                1,287           1,494
   Depreciation                                      92             530
   Directors' fees and other                         77             520
                                           ------------    ------------
         Total Operating Expenses                49,147          49,982
                                           ------------    ------------

OPERATING LOSS                                  (32,297)        (37,006)

OTHER INCOME/(EXPENSE)
   Interest expense                              (1,163)           (465)
                                           ------------    ------------

NET LOSS BEFORE INCOME TAXES                    (33,460)        (37,471)

   Australian income taxes                        7,511           4,692
                                           ------------    ------------

NET LOSS                                   $    (40,971)   $    (42,163)
                                           ============    ============

BASIC (LOSS) PER COMMON SHARE              $      (0.00)   $      (0.00)
                                           ============    ============

Weighted average number of common shares
outstanding:                                 20,062,728      19,491,141
                                           ============    ============

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2011 and 2010
                                   (Unaudited)

                                                       2011        2010
                                                     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                           $(40,971)   $(42,163)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization      11,276       4,225
         Value of expenses contributed by officers        800         800
         Stock issued for services                     14,000           -
Changes in:
     Receivables                                        4,520      (1,445)
     Accounts payable and accrued expenses             16,332      44,180
                                                     --------    --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        5,957       5,597
                                                     --------    --------

NET INCREASE (DECREASE) IN CASH                         5,957       5,597

         Cash, Beginning of Period                      2,345       6,262
                                                     --------    --------

         Cash, End of Period                         $  8,302    $ 11,859
                                                     ========    ========

SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Australian income taxes                     $  7,511    $  4,692
                                                     ========    ========

                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2011
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2010. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2: GOING CONCERN CONSIDERATIONS

As of March 31, 2011, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2010 and March 31, 2011 and 2010, for the respective periods then ended.

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

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. The Company's overriding royalties total 488,040 net royalty acres under 13,679,838 gross surface acres in thirteen concessions located in the Cooper/Eromanga Basins. In addition the Company also owns 3,113 net royalty acres under 672,040 gross acres in four concessions located in the Bass Strait of the Gippsland Basin located offshore of the state of Victoria, Australia. The Company also has working interests under 7,914,460 gross surface acres covering four concessions located in Queensland and South Australia.

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

ACOR is the concession holder of ATP-582 located in Queensland Australia in the prolific Cooper/Eromanga Basin. The permit area covers approximately 6,716,000 gross acres. ATP 582 lies within the Georgina Basin, which covers most of the central-eastern part of the Northern Territory and is considered one of the most prospective undeveloped onshore petroleum provinces in Northern Territory and Queensland. Although the Georgina Basin has not had a discovery today, the Cambrian Thorntonia-Arthur Creek succession of the Georgina Basin possess all of the required elements necessary for petroleum generation, migration and entrapment. Of particular interest in the Georgina Basin and on ATP 582 is the presence of the Arthur Shale, which has similar characteristics to the Brakken Shale of Western Canada and North Dakota that has produced more than 10 TCF of gas and 1 Billion barrels of oil.

The improvement in multi high-pressure fracing technology over the past 10 years has made low permeable shale very economic to produce both oil and gas and has been widely used in North American to unlock unconventional reservoirs in shale bearing hydrocarbons. This technology has not been utilized in the Georgina Basin; however, on the adjoining concession to the east in the Northern Territory two horizontal wells are planned for drilling into the Arthur Creek Shale utilizing the current high pressure multiple stage fracing on this formation. ATP 582 is well positioned, with the northern most 1,000,000 acres of its 6,716,000 acres, known to have the presence of the Arthur Creek Shale in place.

The adjoining concession to the west of ATP 582 operated by Baraka Petroleum Limited plans a four well program and if successful plans to expand to a 20 well exploration drilling program. The Company has entered into a Joint Venture arrangement where the partner will operate the concession, pay to obtain Native Title clearance, shoot a new seismic grid survey over the leads identified by ACOR management from old seismic data to confirm good drillable targets, with plans to drill a well to earn a 50% working interest under ATP 582 (ACOR will be carried for 50% WI). No exploration work can begin until native title has been cleared

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009. Revenues from gas sales for the Company begin in 2010. During 2010 the Longtom Field was shut in due to mercury levels exceeding gas plant standards. A processing plant was installed to remove the excess mercury and production from the Longtom Field resumed during the previous quarter (November 2010). Revenues from gas sales for the Company is expected to begin during the first half of 2010. The Longtom #4 tested 58 million cubic feet of gas per day with liquid hydrocarbons. The net pay section in both Longtom #3 & #4 is 4,000 feet thick and the total depth of both wells was approximately 15,000 feet.

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

The principal assets of ACOR are oil and gas properties. On March 31, 2011 the Company reported $944,604 in total net property and equipment compared to $970,498 on March 31, 2010 and $955,881 on December 31, 2010.

The Total Current Assets increased from March 31, 2010 from $22,454 to $32,774 on March 31, 2011. The Current Assets on December 31, 2010 were $31,337. The Company's Total Current Assets as of March 31, 2011, was $32,774 with Total Current Liabilities of $233,542 giving a liquidity ratio of .14 to 1. The Company's Total Current Assets as of March 31, 2010, was $22,454 with Total Current Liabilities of $168,196, giving a liquidity ratio of .13 to 1. The Company's cash position was $8,302 on March 31, 2011 compared to $2,345 and $11,859 on December 31, 2010 and March 31, 2010 respectively. The fluctuations in current assets from March 31, 2011 compared to December 31, 2010 and March 31, 2010 is directly related to the amount of cash on hand.

The Company's Total Assets on March 31, 2011 were $978,462 compared to $988,302 on December 31, 2010 and $994,086 on March 31, 2010. The decrease in total assets from March 31, 2010 to March 31, 2011 is related to the combination of reduction of cash and accumulated depletion.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing March 31, 2011 ($744,920) to December 31, 2010 and March 31, 2010 being $771,091 and $825,840 respectively. The decrease in stockholders' equity from March 31, 2010 to March 31, 2011 was attributed to an increase in current liabilities.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

The Company issued $14,000 in common shares for consideration of public relations work during the quarter ended March 31, 2011. On March 31, 2011 the Company had 20,148,284 common shares issued and outstanding.

RESULTS OF OPERATIONS

Oil and gas revenues reported for the three months ended March 31, 2011 was $33,100 compared to $16,690 for the three months ended March 31, 2010. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The Company holds an overriding royalty interest of 5.75% of 1% under ATP 299, 25% of 1% under ATP 560 and a 15.15% of 1% under ATP 267.

Total Operating Expenses were $49,147 for the three months ended March 31, 2011 compared to $49,982 for the quarter ended March 31, 2010. The other operating expense categories were not materially different. Personnel costs increased from $11,656 to $32,051, primarily due to an increase in contract labor, while professional fees decreased from $31,185 to $9,915 during this period.

The Company's operating loss was $32,297 for the quarter ended March 31, 2011 compared to an operating loss of $37,006 for the same period in 2010. The Company's reserves as of December 31, 2010 on its producing properties caused the calculation of the Company's depletion to be raised which is reflected in the comparison of the quarter ended March 31, 2010 ($3,695) to March 31, 2011($11,184). This caused operating losses to be less for the quarter ended March 31, 2010 when comparing these two quarters.

The Company had no interest income for the quarter ended March 31, 2011. The Company did incur interest expense of $465 during the quarter ended March 31, 2010 compared to $1,163 for the quarter ended March 31, 2011. All of the interest expense paid during the quarter ended March 31, 2011 was paid to officers or stockholders on their loans to the Company as was the interest paid during the quarter ended March 31, 2010.

The net loss for the three months ended March 31, 2011 was $40,971 compared to a net loss of $42,163 for the quarter ended March 31, 2010. The decrease in net loss is primarily attributable to an increase in the amount of oil and gas revenues.

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

MATERIAL COMMITMENTS

The Company as of March 31, 2011 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration costs to others in lieu of cash, carried working interest and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the first quarter of 2011, the Company paid $4,397 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary, controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, the Company had no off-balance sheet arrangements.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                Australian-Canadian Oil Royalties Ltd.

Date: May 6, 2011               /s/ MAHNAZ NOURMAND
                                ------------------------------------------------
                                By: Mahnaz Nourmand, Principal Financial Officer