Form 10-Q
period 2011-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2011-08-15
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from____________to___________ .



                          Commission File No. 0-29832


                     AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   British Columbia, Canada                                         75-2712845
------------------------------                                 -----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                                 Identification #)

         1301 Avenue M, Cisco, TX                                   76437
---------------------------------------------                  -----------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (254) 442-2638
                               ------------------
               Registrant's Telephone Number Including Area Code

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

          There were 20,905,269 shares of common stock, No Par Value, outstanding as of July 28, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                        BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                       2011            2010
                                                                  ------------   ------------
                                                                   (unaudited)      (audited)
                                            ASSETS

CURRENT ASSETS
   Cash                                                           $     24,908   $      2,345
   Accounts receivable                                                  26,187         28,992
                                                                  ------------   ------------
         Total Current Assets                                           51,095         31,337
                                                                  ------------   ------------


PROPERTY AND EQUIPMENT
   Oil and gas properties-being amortized                              582,792        582,792
   Oil and gas properties-not being amortized                          565,077        565,077
   Office equipment and software                                        24,783         24,783
   Accumulated depreciation and depletion                             (239,325)      (216,771)
                                                                  ------------   ------------

         Net Property and Equipment                                    933,327        955,881
                                                                  ------------   ------------

OTHER ASSETS                                                             1,084          1,084
                                                                  ------------   ------------

         TOTAL ASSETS                                             $    985,506   $    988,302
                                                                  ============   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                       $        896   $     11,243
   Account payable - related party                                      48,542         39,216
   Accrued expenses                                                    170,730        115,486
   Loans from stockholders                                              26,266         26,266
   Loans from officers                                                  25,000         25,000
                                                                  ------------   ------------

         Total Current Liabilities                                     271,434        217,211
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY
   Preferred stock no par value (50,000,000 shares authorized
        none outstanding)                                                 --             --
   Common stock, no par (50,000,000 shares authorized
        20,905,269 and 20,048,284 shares in 2011 and 2010
         issued and outstanding)                                     3,846,099      3,745,099
   Additional paid in capital                                          175,152        173,552
   Accumulated deficit                                              (3,307,179)    (3,147,560)
                                                                  ------------   ------------

         Total Stockholders' Equity                                    714,072        771,091
                                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    985,506   $    988,302
                                                                  ============   ============



                       See accompanying notes to financial statements.




                           AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                  STATEMENTS OF OPERATIONS
              For the Three Months and Six Months Ended June 30, 2011 and 2010

                                         (Unaudited)


                                            Three Months                    Six Months
                                        2011             2010           2011          2010
                                   -------------   ------------   ------------   ------------

OIL AND GAS REVENUES               $      14,171   $     (2,906)  $     47,271   $     13,784

COST OF SALES
   Production taxes                           33           --               71             19
   Transportation costs                    3,110          1,263          8,138          1,263
   Depletion                              11,184          3,695         22,368          7,391
                                   -------------   ------------   ------------   ------------

     GROSS PROFIT/LOSS                      (156)        (7,864)        16,694          5,111
                                   -------------   ------------   ------------   ------------

OPERATING EXPENSES
   Personnel costs                        33,941          5,313         65,992         16,969
   Professional fees                      28,081          6,412         37,995         37,597
   Promotion and advertising               5,287          1,647         11,012          6,245
   Office expenses                         1,421            558          2,709          2,052
   Depreciation                               93           (345)           185            185
   Directors' fees and other              48,094            431         48,171            951
                                   -------------   ------------   ------------   ------------
         Total Operating Expenses        116,917         14,016        166,064         63,999
                                   -------------   ------------   ------------   ------------

OPERATING LOSS                          (117,073)       (21,880)      (149,370)       (58,888)

OTHER INCOME/(EXPENSE)
   Interest expense                       (1,176)          (289)        (2,339)          (754)
                                   -------------   ------------   ------------   ------------

NET LOSS BEFORE INCOME TAXES            (118,249)       (22,169)      (151,709)       (59,642)

   Australian income taxes                  (399)         1,717         (7,910)        (2,975)
                                   -------------   ------------   ------------   ------------
NET LOSS                           $    (118,648)  $    (20,452)  $   (159,619)  $    (62,617)
                                   =============   ============   ============   ============



BASIC (LOSS) PER COMMON SHARE      $       (0.01)  $      (0.00)  $      (0.01)  $      (0.00)
                                   =============   ============   ============   ============

Weighted Average Number of Common
  Shares Outstanding:
      Basic                           20,380,388     19,587,745     20,238,058     19,556,255
                                   =============   ============   ============   ============



                       See accompanying notes to financial statements.




                           AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                                  STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30, 2011 and 2010
                                         (Unaudited)

                                                        2011            2010
                                                    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $  (159,619)  $    (62,617)
Adjustments to reconcile net (loss) to net cash
     provided by operations:
         Depreciation, depletion and amortization        22,553          7,576
         Value of expenses contributed by officers        1,600          1,600
         Stock issued for services                       25,000           --
         Stock issued for officers and directors         26,000           --
Changes in:
     Receivables                                          2,805          4,240
     Accounts payable and accrued expenses               54,224         22,738
                                                    -----------   ------------

NET CASH (USED) BY OPERATING ACTIVITIES                 (27,437)       (26,463)
                                                    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                   50,000         25,000
                                                    -----------   ------------

NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES        50,000         25,000
                                                    -----------   ------------

NET INCREASE (DECREASE) IN CASH                          22,563         (1,463)

         Cash, Beginning of Period                        2,345          6,262
                                                    -----------   ------------

         Cash, End of Period                        $    24,908   $      4,799
                                                    ===========   ============


SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest                                   $      --     $       --

         Australian income taxes                    $     7,910   $      2,975
                                                    ===========   ============



                       See accompanying notes to financial statements.

                           AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.
                        SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                        June 30, 2011
                                         (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2010. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2010 and June 30, 2011 for the respective periods then ended.

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

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. The Company's overriding royalties total 488,040 net royalty acres under 13,679,838 gross surface acres in thirteen concessions located in the Cooper/Eromanga Basins. In addition, the Company also owns 3,113 net royalty acres under 672,040 gross acres in four concessions located in the Bass Strait of the Gippsland Basin, located offshore of the State of Victoria, Australia. The Company also has working interests under 7,914,460 gross surface acres covering four concessions located in Queensland and South Australia.

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During 2008, Holloman drilled the Pecos #1 well on PEL 112, being the first of the three well program. The Pecos #1 was completed as a dry hole. During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company's terms and conditions mentioned above remain in force on these two permits. Holloman has entered into a joint venture letter of intent with Brandenburg Energy Corp. to conduct a 125 square kilometer 3D seismic program over both PEL 112 and 444 plus drill a total of six wells. ACOR agreed to reduce its carried working interest from 13.8325% to 8.65% in this new exploration program to be conducted by Brandenburg Energy Corp. on PEL 112 and 444.

ACOR is the concession holder of ATP-582, located in Queensland Australia, in the prolific Cooper/Eromanga Basin. The permit area covers approximately 6,716,000 gross acres. ATP 582 lies within the Georgina Basin, which covers most of the central-eastern part of the Northern Territory and is considered one of the most prospective undeveloped onshore petroleum provinces in Northern Territory and Queensland. Although the Georgina Basin has not had a discovery today, the Cambrian Thorntonia-Arthur Creek succession of the Georgina Basin possess all of the required elements necessary for petroleum generation, migration and entrapment. Of particular interest in the Georgina Basin and on ATP 582 is the presence of the Arthur Shale, which has similar characteristics to the Brakken Shale of Western Canada and North Dakota that has produced more than 10 TCF of gas and 1 Billion barrels of oil.

The improvement in multi high-pressure fracing technology over the past 10 years has made low permeable shale very economic to produce both oil and gas and has been widely used in North America to unlock unconventional reservoirs in shale bearing hydrocarbons. This technology has not been utilized in the Georgina Basin; however, on the adjoining concession to the east in the Northern Territory two horizontal wells are planned for drilling into the Arthur Creek Shale utilizing the current high pressure multiple stage fracing on this formation. ATP 582 is well positioned, with the northern most 1,000,000 acres of its 6,716,000 acres known to have the presence of the Arthur Creek Shale in place.

The adjoining concession to the west of ATP 582 operated by Baraka Petroleum Limited plans a four well program and if successful plans to expand to a 20 well exploration drilling program. The Company has entered into a Joint Venture arrangement where the partner will operate the concession, pay to obtain Native Title clearance, shoot a new seismic grid survey over the leads identified by ACOR management from old seismic data to confirm good drillable targets, with plans to drill a well to earn a 50% working interest under ATP 582 (ACOR will be carried for 50% WI). During the quarter, native title was obtained on ATP582 allowing exploration to begin subject to environmental approvals and clearances.

A 12" pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009. Revenues from gas sales for the Company began in 2010. During 2010, the Longtom Field was shut in due to mercury levels exceeding gas plant standards. A processing plant was installed to remove the excess mercury and production from the Longtom Field resumed during the fourth quarter of 2010 (November 2010). Revenues from gas sales for the Company's 5% of 1% override are expected to be received during the second half of 2011. It was reported that gas sales for the months of May and June 2011 were at record levels with over 3,300,000 MCF produced each month. Offshore works to enhance the reliability of the offshore production system is planned for the second half of 2011, depending on vessel availability. Planning for the drilling of the Longtom South Prospect, located approximately 3.5 kilometers south of the field infrastructure, is also planned during the second half of 2011, subject to rig availability.

ATP 560 covers 625,600 acres under which the Company holds a 25% of 1% override. The Utopia Oil Field is situated in ATP 560P in the Eromanga Basin in southwest Queensland, approximately 150 km north east of the Jackson Oilfield and 50 km south of the Kenmore Oilfield. The Utopia Field is a broad low-relief structure, with a maximum relief of approximately 10 m. The field produces from the Early Cretaceous Murta Formation and is the largest known Murta pool in the Queensland Eromanga Basin. The oil pool is at an approximate depth of 1020 m. The most recent technical review of Utopia, undertaken in June 2004, determined the field could contain up to 2.86 million barrels of recoverable oil.

During the current quarter Utopia-11H, a horizontal development well, was drilled and completed as a Murta oil producer after a 176.5-meter horizontal drain hole was successfully drilled. The operator reports excellent oil shows in very good quality reservoir sand continued to be encountered while drilling the horizontal leg. The Utopia-11H well is expected to be placed into production during the third quarter.

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

The principal assets of ACOR are oil and gas properties (both those being amortized and those not being amortized) reported at $1,147,869 on June 30, 2011 with no changes since December 30, 2010. The nominal decrease in assets from December 31, 2010 to June 30, 2011 is related to the increase in accumulated depreciation of property and equipment.

The Total Current Assets increased from December 31, 2010 to June 30, 2011 from $31,337 to $51,095. The Company's Total Current Assets as of June 30, 2010, was $9,709 with Total Current Liabilities of 146,755, giving a liquidity ratio of ..066 to 1. The Company's Total Current Assets as of June 30, 2011, was $51,095 with Total Current Liabilities of 271,434, giving a liquidity ratio of .188 to
1. The Company's cash position was $24,908 on June 30, 2011 compared to $2,345 and $4,799 on December 31, 2010 and June 30, 2010 respectively. The fluctuations in current assets from June 30, 2010 compared to December 31, 2010 and June 30, 2011 is directly related to the amount of cash on hand.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing June 30, 2011 to December 31, 2010 being $714,072 and $771,091 respectively, due to an increase in current liabilities.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the quarter ended June 30, 2011 the Company issued to an accredited investor 555,556 restricted common shares for $50,000. Also, issued during the quarter were 50,000 shares valued at $11,000 for consulting services, 80,000 shares issued to two directors valued at $16,000, and 71,429 restricted shares issued to the Company's Chief Financial officer valued at $10,000. The number of shares issued and outstanding as of June 30, 2011 was 20,905,269.

RESULTS OF OPERATIONS

Revenues of $14,171 were reported for the quarter ended June 30, 2011. Oil and gas revenues accrued from prior periods caused the quarter ended June 30, 2010 to report a negative $2,906 due to an adjustment made during this quarter. Oil and gas revenues reported for the six months ended June 30, 2011 was $47,271 compared to $13,784 for the six months ended June 30, 2010 reflecting the gas sales from the Longtom Field on VicP54 located in the Bass Strait of the Gippsland Basin of Australia. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560, PEL 115 and VicP54 under which the Company hold overriding royalty interests.

Total Operating Expenses were $116,917 for the three months ended June 30, 2011 compared to $14,016 for the quarter ended June 30, 2010. The principal reason for the increase is caused by personnel costs up from $5,313 to $33,941, professional fees were up from $6,412 to $28,081 and Directors' fees were up from $431 to $48,094. Personnel costs included fees paid to the Company's Chief Financial Officer in the form of 71,429 shares of stock valued at $10,000. Professional fees were up due to accounting and auditing fees incurred for the preparation of the audit and first quarter financial statements. Directors each received 40,000 shares for their services valued at $8,000 each, of which only two directors elected to receive their shares during the quarter. The shares for the other four directors remain outstanding.

Total Operating Expenses were $166,064 for the six months ended June 30, 2011 compared to $63,999 for the six months ended June 30, 2010. The principal reason for the increase is due to personnel costs and directors' fees.

The Company's three-month operating loss was $117,073 for the quarter ended June 30, 2011 compared to an operating loss of $21,880 for the same period in 2010. As stated above, the increase in personnel costs, professional fees and directors' fees caused operating losses to increase. The Company's interest expense for the three-months ended June 30, 2011 was $1,176 compared to $289 for the same period ended in 2010. The Company's interest expense for the six-months ended June 30, 2011 was $2,339 compared to $754 for the six-months ended June 30, 2010.

The net loss for the three months ended June 30, 2011 was $118,648 compared to a net loss of $20,452 for the quarter ended June 30, 2010. The increase in net loss is primarily attributable to the increase in personnel costs, professional fees and directors' fees. The net loss for the six months ended June 30, 2011 was $159,619 compared to a net loss of $62,617 for the six-months June 30, 2010.

SUBSEQUENT EVENTS

There were no significant subsequent events to report since June 30, 2011.

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

MATERIAL COMMITMENTS

The Company as of June 30, 2011 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration costs to others in lieu of cash, carried working interests and/or an override.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not intend to purchase any significant equipment during the year.

RELATED PARTY TRANSACTIONS

During the second quarter of 2011, the Company paid $6,441 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary, controls these entities.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, the Company had no off-balance sheet arrangements.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                  Australian-Canadian Oil Royalties Ltd.



Date: August 5, 2011              /s/ MAHNAZ NOURMAND
                                  ---------------------
                                  By:  Mahnaz Nourmand,
                                       Principal Financial Officer