Form 10-Q/A
period 2011-06-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2011-09-14
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]_   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

[_] Large accelerated filer   [_] Accelerated filer   [_] Non-accelerated filer   [x] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [_]   No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 20,905,269 shares of common stock, No Par Value,

outstanding as of July 28, 2011

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Australian-Canadian Oil Royalties LTD. (the "Company") for the quarter ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 15, 2011 (the "Original Form 10-Q").

The purpose of this Amendment is to:

•   update the cover page of the filing, including a correction of the latest practicable date of corporate issuers number of shares;

•   furnish the interactive data files that comprise Exhibit 101;

•   revise and reformat the Exhibit Index, Part II, Item 6, including a list of the files relevant to Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-Q.

PART I – Financial Information

Item 1. Financial Statements

Australian-Canadian Oil Royalties Ltd.

Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

CURRENT ASSETS
Cash	$24,908	$2,345
Accounts receivable	26,187	28,992
Total Current Assets	51,095	31,337

PROPERTY AND EQUIPMENT
Oil and gas properties-being amortized	582,792	582,792
Oil and gas properties-not being amortized	565,077	565,077
Office equipment and software	24,783	24,783
Accumulated depreciation and depletion	(239,325)	(216,771)

Net Property and Equipment	933,327	955,881

OTHER ASSETS	1,084	1,084

TOTAL ASSETS	$985,506	$988,302

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable – trade	$896	$11,243
Account payable – related party	48,542	39,216
Accrued expenses	170,730	115,486
Loans from stockholders	26,266	26,266
Loans from officers	25,000	25,000

Total Current Liabilities	271,434	217,211

STOCKHOLDERS' EQUITY
Preferred stock no par value (50,000,000 shares authorized
none outstanding)	—	—
Common stock, no par (50,000,000 shares authorized
20,905,269 and 20,048,284 shares in 2011 and 2010
issued and outstanding)	3,846,099	3,745,099
Additional paid in capital	175,152	173,552
Accumulated deficit	(3,307,179)	(3,147,560)

Total Stockholders' Equity	714,072	771,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,506	$988,302

See accompanying notes to financial statements.

Australian-Canadian Oil Royalties Ltd.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010

OIL AND GAS REVENUES	$14,171	$(2,906)	$47,271	$13,784

COST OF SALES
Production taxes	33	—	71	19
Transportation costs	3,110	1,263	8,138	1,263
Depletion	11,184	3,695	22,368	7,391

GROSS PROFIT/LOSS	(156)	(7,864)	16,694	5,111

OPERATING EXPENSES
Personnel costs	33,941	5,313	65,992	16,969
Professional fees	28,081	6,412	37,995	37,597
Promotion and advertising	5,287	1,647	11,012	6,245
Office expenses	1,421	558	2,709	2,052
Depreciation	93	(345)	185	185
Directors' fees and other	48,094	431	48,171	951
Total Operating Expenses	116,917	14,016	166,064	63,999

OPERATING LOSS	(117,073)	(21,880)	(149,370)	(58,888)

OTHER INCOME/(EXPENSE)
Interest expense	(1,176)	(289)	(2,339)	(754)

NET LOSS BEFORE INCOME TAXES	(118,249)	(22,169)	(151,709)	(59,642)

Australian income taxes	(399)	1,717	(7,910)	(2,975)

NET LOSS	$(118,648)	$(20,452)	$(159,619)	$(62,617)

	$(0.01)	$0.00	$(0.01)	$0.00

Weighted Average Number of Common
Shares Outstanding:
Basic	20,380,388	19,587,745	20,238,058	19,556,255

See accompanying notes to financial statements.

Australian-Canadian Oil Royalties Ltd.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(159,619)	$(62,617)
Adjustments to reconcile net (loss) to net cash
provided by operations:
Depreciation, depletion and amortization	22,553	7,576
Value of expenses contributed by officers	1,600	1,600
Stock issued for services	25,000	—
Stock issued for officers and directors	26,000	—
Changes in:
Receivables	2,805	4,240
Accounts payable and accrued expenses	54,224	22,738

NET CASH (USED) BY OPERATING ACTIVITIES	(27,437)	(26,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	25,000

NET CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	50,000	25,000

NET INCREASE (DECREASE) IN CASH	22,563	(1,463)

Cash, Beginning of Period	2,345	6,262

Cash, End of Period	24,908	4,799

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$—	$—
Australian income taxes	7,910	2,975

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

General Discussion:

The Company’s strategy is two fold: 1) to seek overriding royalty interests in oil and gas concessions within sedimentary basins in Australia, and 2) to seek working interests in oil and gas concessions within sedimentary basins of Australia to promote oil and gas exploration through seismic programs and drilling operations.

The Company’s ability to explore other oil and gas opportunities is dependent on adequate capital resources being available and equity being obtained, and/or finding partners to fund the exploration and drilling programs on the areas in which the Company holds working interests.

The Company holds overriding royalty interests in the Cooper/Eromanga Basins that cover parts of Queensland and South Australia. The Company’s overriding royalties total 488,040 net royalty acres under 13,679,838 gross surface acres in thirteen concessions located in the Cooper/Eromanga Basins. In addition, the Company also owns 3,113 net royalty acres under 672,040 gross acres in four concessions located in the Bass Strait of the Gippsland Basin, located offshore of the State of Victoria, Australia. The Company also has working interests under 7,914,460 gross surface acres covering four concessions located in Queensland and South Australia.

ACOR began its movement from being primarily an oil royalty company to an exploration company in 2000 when ACOR et al was awarded three large concessions in South Australia. The risk of exploration was downgraded by the success rate by new junior oil companies in the Cooper/Eromanga Basin averaging 52%. ACOR entered into a farm-out arrangement with Holloman Energy Corp. to drill three wells retaining a 13.8325% carried working interest. During 2008, Holloman drilled the Pecos #1 well on PEL 112, being the first of the three well program. The Pecos #1 was completed as a dry hole. During 2008 Holloman obtained approval from the South Australian Government for new exploration terms giving a new five-year work program for PEL 112 and consolidating PEL 108 & 109 to a new exploration permit PEL 444. The Company’s terms and conditions mentioned above remain in force on these two permits. Holloman has entered into a joint venture letter of intent with Brandenburg Energy Corp. to conduct a 125 square kilometer 3D seismic program over both PEL 112 and 444 plus drill a total of six wells. ACOR agreed to reduce its carried working interest from 13.8325% to 8.65% in this new exploration program to be conducted by Brandenburg Energy Corp. on PEL 112 and 444.

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

A 12” pipeline was constructed to the Longtom Field with the first delivery of gas beginning on October 21, 2009. Revenues from gas sales for the Company began in 2010. During 2010, the Longtom Field was shut in due to mercury levels exceeding gas plant standards. A processing plant was installed to remove the excess mercury and production from the Longtom Field resumed during the fourth quarter of 2010 (November 2010). Revenues from gas sales for the Company’s 5% of 1% override are expected to be received during the second half of 2011. It was reported that gas sales for the months of May and June 2011 were at record levels with over 3,300,000 MCF produced each month. Offshore works to enhance the reliability of the offshore production system is planned for the second half of 2011, depending on vessel availability. Planning for the drilling of the Longtom South Prospect, located approximately 3.5 kilometers south of the field infrastructure, is also planned during the second half of 2011, subject to rig availability.

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

The Total Current Assets increased from December 31, 2010 to June 30, 2011 from $31,337 to $51,095. The Company's Total Current Assets as of June 30, 2010, was $9,709 with Total Current Liabilities of 146,755, giving a liquidity ratio of .066 to 1. The Company's Total Current Assets as of June 30, 2011, was $51,095 with Total Current Liabilities of 271,434, giving a liquidity ratio of .188 to 1. The Company's cash position was $24,908 on June 30, 2011 compared to $2,345 and $4,799 on December 31, 2010 and June 30, 2010 respectively. The fluctuations in current assets from June 30, 2010 compared to December 31, 2010 and June 30, 2011 is directly related to the amount of cash on hand.

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

During the quarter ended June 30, 2011 the Company issued to an accredited investor 555,556 restricted common shares for $50,000. Also, issued during the quarter were 50,000 shares valued at $11,000 for consulting services, 80,000 shares issued to two directors valued at $16,000, and 71,429 restricted shares issued to the Company’s Chief Financial officer valued at $10,000. The number of shares issued and outstanding as of June 30, 2011 was 20,905,269.

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

Total Operating Expenses were $116,917 for the three months ended June 30, 2011 compared to $14,016 for the quarter ended June 30, 2010. The principal reason for the increase is caused by personnel costs up from $5,313 to $33,941, professional fees were up from $6,412 to $28,081 and Directors’ fees were up from $431 to $48,094. Personnel costs included fees paid to the Company’s Chief Financial Officer in the form of 71,429 shares of stock valued at $10,000. Professional fees were up due to accounting and auditing fees incurred for the preparation of the audit and first quarter financial statements. Directors each received 40,000 shares for their services valued at $8,000 each, of which only two directors elected to receive their shares during the quarter. The shares for the other four directors remain outstanding.

Total Operating Expenses were $166,064 for the six months ended June 30, 2011 compared to $63,999 for the six months ended June 30, 2010. The principal reason for the increase is due to personnel costs and directors’ fees.

The Company's three-month operating loss was $117,073 for the quarter ended June 30, 2011 compared to an operating loss of $21,880 for the same period in 2010. As stated above, the increase in personnel costs, professional fees and directors’ fees caused operating losses to increase.

The Company’s interest expense for the three-months ended June 30, 2011 was $1,176 compared to $289 for the same period ended in 2010. The Company’s interest expense for the six-months ended June 30, 2011 was $2,339 compared to $754 for the six-months ended June 30, 2010.

The net loss for the three months ended June 30, 2011 was $118,648 compared to a net loss of $20,452 for the quarter ended June 30, 2010. The increase in net loss is primarily attributable to the increase in personnel costs, professional fees and directors’ fees. The net loss for the six months ended June 30, 2011 was $159,619 compared to a net loss of $62,617 for the six-months June 30, 2010.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance Document

101.xsd	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Australian-Canadian Oil Royalties Ltd.

Date: August 5, 2011	/s/ MAHNAZ NOURMAND By: Mahnaz Nourmand, Principal Financial Officer