Form 10-Q
period 2011-09-30
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2011-11-14
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-29832

AUSTRALIAN-CANADIAN OIL ROYALTIES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	75-2712845
(State or Other Jurisdiction of	(I.R.S. Employer Identification #)
Incorporation or Organization)

1301 Avenue M, Cisco, TX	76437
(Address of Principal Executive Offices)	(Zip Code)

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

There were 21,700,825 shares of common stock, No Par Value, outstanding as of September 30, 2011.

Part 1. Financial Information

Item 1. Financial Statements

Australian-Canadian Oil Royalties Ltd.

Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

CURRENT ASSETS
Cash	$61,436	$2,345
Accounts receivable	25,566	28,992

Total Current Assets	87,002	31,337

PROPERTY AND EQUIPMENT
Oil and gas properties-being amortized	594,292	582,792
Oil and gas properties-not being amortized	565,077	565,077
Office equipment and software	24,783	24,783
Accumulated depreciation and depletion	(250,601)	(216,771)

Net Property and Equipment	933,551	955,881

OTHER ASSETS
Investment in equity method investee	1,084	1,084

TOTAL ASSETS	$1,021,637	$988,302

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable - trade	$4,814	$11,243
Accounts payable – related party	40,253	39,216
Accrued expenses	191,430	115,486
Loans from officers	25,000	25,000
Loans from stockholders	-	26,266

Total Current Liabilities	261,497	217,211

STOCKHOLDERS' EQUITY
Preferred stock no par value (50,000,000 shares authorized
none outstanding)	-	-
Common stock, no par (50,000,000 shares authorized
21,700,825 and 20,038,284 shares, respectively,
issued and outstanding)	3,930,099	3,745,099
Additional paid in capital	175,952	173,552
Accumulated (deficit)	(3,345,911)	(3,147,560)

Total Stockholders' Equity	760,140	771,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,021,637	$988,302

See accompanying notes to financial statements.

Australian-Canadian Oil Royalties Ltd.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010

OIL AND GAS REVENUES	$34,706	$38,903	$81,977	$52,686

COST OF SALES
Production taxes	-	70	71	90
Depletion	11,184	3,695	33,552	11,086
Transportation costs	3,582	2,396	11,720	3,659

GROSS PROFIT/LOSS	19,940	32,742	36,634	37,851

OPERATING EXPENSES
Personnel costs	41,442	18,414	107,434	35,382
Professional fees	(2,364)	5,841	35,631	43,438
Promotion and advertising	10,757	2,357	21,769	8,602
Office expenses	1,143	977	3,851	3,029
Depreciation	93	93	278	278
Directors' fees and other	4,353	14,854	52,524	15,806
Total Operating Expenses	55,424	42,536	221,487	106,535

OPERATING LOSS	(35,484)	(9,794)	(184,853)	(68,684)

OTHER INCOME/(EXPENSE)
Interest expense	(416)	(394)	(2,755)	(1,148)

NET LOSS BEFORE INCOME TAXES	(35,900)	(10,188)	(187,608)	(69,832)

Australian income taxes	2,832	4,458	10,743	7,432

NET LOSS	$(38,732)	$(14,646)	$(198,351)	$(77,264)

BASIC (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common
Shares Outstanding:
Basic	21,343,047	19,920,005	20,611,332	19,686,719

See accompanying notes to financial statements.

Australian-Canadian Oil Royalties Ltd.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(198,351)	$(77,264)
Adjustments to reconcile net (loss) to net cash
provided by operations:
Depreciation and depletion	33,830	11,364
Value of expenses contributed by officers	2,400	2,400
Stock issued for services	25,000	10,000
Stock issued for director fees	36,000	13,000

Changes in:
Receivables	3,426	(5,307)
Accounts payable and accrued expenses	70,552	26,072

NET CASH USED BY OPERATING ACTIVITIES	(27,143)	(19,735)

CASH FLOWS USED BY INVESTING ACTIVITITES:
Acquisition of oil and gas properties	(11,500)	(26,266)

NET CASH FLOWS USED BY INVESTING ACTIVITIES:	(11,500)	(26,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	124,000	25,000
Proceeds from notes payable to related parties	-	26,266
Payment of notes payable to related parties	(26,266)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES	97,734	51,266

NET (DECREASE) INCREASE IN CASH	59,091	5,265

Cash, Beginning of Period	2,345	6,262

Cash, End of Period	$61,436	$ 11,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Income Taxes Paid:
Interest	$2,755	$1,148
Income taxes - Australian	$10,743	$7,432

See accompanying notes to financial statements.

Australian-Canadian Oil Royalties Ltd.

SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-K for the year ended December 31, 2010. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as of December 31, 2010 and September 30, 2011 and 2010, for the respective periods then ended.

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

The adjoining concession to the west of ATP 582 operated by Baraka Energy & Resources Ltd. with its operating partner, Petrofrontier Corp., began drilling the Baldwin-2 during September 2011 which drilled into the Arthur Creek Shale horizontally encountering gas through out the interval. Subsequent to the end of the quarter, October 28, 2011, drilling began on the MacIntyre-2 being their second test into the Arthur Creek Shale. Once the MacIntyre-2 has been drilled, Petrofrontier intends to frac and complete the well using multi-stage open hole techniques. Final results will then be released from MacIntyre-2 and completions crew will subsequently return to Baldwin-2 to conduct a similar program there. The activities of Petrofrontier are important to the Company as it also has the Arthur Creek Shale formation present on its ATP582.

The Company has entered into a Joint Venture arrangement where the partner will operate the concession, pay to obtain Native Title clearance, shoot a new seismic grid survey over the leads identified by ACOR management from old seismic data to confirm good drillable targets, with plans to drill a well to earn a 50% working interest under ATP 582 (ACOR will be carried for 50% WI). During the previous quarter ended June 30, 2011, native title was obtained on ATP582 allowing exploration to begin subject to obtaining environmental approvals and clearances.

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

During the previous quarter ended June 30, 2011 Utopia-11H, a horizontal development well, was drilled and completed as a Murta oil producer after a 176.5-meter horizontal drain hole was successfully drilled. The operator reports excellent oil shows in very good quality reservoir sand continued to be encountered while drilling the horizontal leg. Bounty produces 35 BOPD from wells developed in the Murta formation at a depth of 1000 meters below surface. Utopia 11H, a short leg horizontal well which drilled 176.5 meters into the Murta reservoir was put on production during the quarter ended September 30, 2011.

Interpretation of data from the 200 sq. km 3D seismic survey over PL 214 commenced as a step to preparing a comprehensive oil development plan.  Interpretation to date indicates that the producing pool extends to the east with indications that there are approximately.8 MMBO above the oil/water contact. Further drilling is planned.

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

The principal assets of ACOR are oil and gas properties (both those being amortized and those not being amortized) reported at $1,159,369 on September 30, 2011 compared to $1,147,869 on December 31, 2010. The $11,500 increase in oil and gas properties is due to an expenditure on ATP582. The nominal decrease in Net Property and Equipment from December 31, 2010 to September 30, 2011 is related to the increase in accumulated depreciation of property and equipment.

The Total Current Assets increased from December 31, 2010 to September 30, 2011 from $31,337 to $87,002. The Company's Total Current Assets as of September 30, 2010, was $25,984 with Total Current Liabilities of $176,355, giving a liquidity ratio of .147 to 1. The Company's Total Current Assets as of December 31, 2010, was $31,337 with Total Current Liabilities of $217,211, giving a liquidity ratio of .144 to 1. The Company's Total Current Assets as of September 30, 2011, was $87,002 with Total Current Liabilities of 261,497, giving a liquidity ratio of .333 to 1. The Company's cash position was $61,436 on September 30, 2011 compared to $2,345 and $11,527 on December 31, 2010 and September 30, 2010 respectively. The fluctuations in current assets from September 30, 2010 compared to December 31, 2010 and September 30, 2011 is directly related to the amount of cash on hand.

The Company continues to operate without any long-term debt.

Stockholders' Equity decreased when comparing September 30, 2011 to December 31, 2010 being $760,140 and $771,091 respectively, due to an increase in current liabilities.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

During the quarter ended September 30, 2011 the Company issued to an accredited investor 200,000 restricted common shares for $24,000. Also, issued during the quarter were 555,556 shares for $50,000 from related parties (Robert Kamon and Ely Sakhai). The number of shares issued and outstanding as of September 30, 2011 was 21,700,825.

Results of Operations

Revenues of $34,706 were reported for the quarter ended September 30, 2011 compared to $38,903 for the same period in 2010. Oil and gas revenues reported for the nine-months ended September 30, 2011 was $81,977 compared to $52,686 for the nine-months ended September 30, 2010 reflecting the gas sales from the Longtom Field on VicP54 located in the Bass Strait of the Gippsland Basin of Australia. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560, PEL 115 and VicP54 under which the Company hold overriding royalty interests.

Total Operating Expenses were $55,424 for the three months ended September 30, 2011 compared to $42,536 for the quarter ended September 30, 2010. The principal reason for the increase is caused by personnel costs up from $18,414 to $41,442. Directors’ fees were down from $14,854 to $4,353. Promotion and advertising was up from $2,357 to $10,757 due to an increase in fees associated with the preparation and filing of SEC documents on EDGAR and the new format XBRL.

Total Operating Expenses were $221,487 for the nine-months ended September 30, 2011 compared to $106,535 for the nine-months ended September 30, 2010. The principal reason for the increase is due to personnel costs and directors’ fees.

The Company's three-month operating loss was $35,484 for the quarter ended September 30, 2011 compared to an operating loss of $9,794 for the same period in 2010. As stated above, the increase in personnel costs caused operating losses to increase.

The Company’s interest expense for the three-months ended September 30, 2011 was $416 compared to $394 for the same period ended in 2010. The Company’s interest expense for the nine-months ended September 30, 2011 was $2,755 compared to $1,148 for the nine-months ended September 30, 2010.

The net loss for the three months ended September 30, 2011 was $38,732 compared to a net loss of $14,646 for the quarter ended September 30, 2010. The increase in net loss is primarily attributable to the increase in personnel costs. The net loss for the nine-months ended September 30, 2011 was $198,351 compared to a net loss of $77,264 for the nine-months September 30, 2010.

Subsequent Events

There were no significant subsequent events to report since the September 30, 2011.

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

Related Party Transactions

During the third quarter of 2011, the Company paid $6,658 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimburses Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, the Company's Secretary controls these entities.

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Australian-Canadian Oil Royalties Ltd.

Date: November 2, 2011	/s/ MAHNAZ NOURMAND By: Mahnaz Nourmand, Principal Financial Officer