Form 10-Q
period 2012-03-31
AUSTRALIAN CANADIAN OIL ROYALTIES LTD
filed 2012-05-21
CIK 1061288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended MARCH 31, 2012

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

There were 49,960,000 shares of common stock, No Par Value,

outstanding as of May 21, 2012

Corporate Information

Australian-Canadian Oil Royalties Ltd. (“ACOR”, “the Company”, “we”, “us” or “our”) was incorporated in British Columbia, Canada, in April of 1997. The Company’s U.S. office is located at 1301 Avenue M, Cisco, Texas 76437.

Forward Looking Statement Safe Harbor

Any statements that are contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as 'may,' 'will,' 'expect,' 'anticipate,' 'estimate,' 'continue' or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

PART I – Financial Information

Item 1. Financial Statements

Australian-Canadian Oil Royalties Ltd.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets

CURRENT ASSETS
Cash	$1,588,509	$ 28,551
Accounts receivable	30,156	28,397
Total Current Assets	1,618,665	56,948

PROPERTY AND EQUIPMENT
Oil and gas properties-being amortized	8,624,083	556,527
Oil and gas properties-not being amortized	621,943	621,943
Office equipment and software	24,783	24,783
Accumulated depreciation and depletion	(247,626)	(241,526)

Net Property and Equipment	9,023,183	961,727

OTHER ASSETS
Restricted Cash	207,591	207,591
Other	1,084	1,084

Total Other Assets	208,675	208,675

TOTAL ASSETS	$10,850,523	$1,227,350

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable - trade	$43,429	$5,616
Accounts payable – related party	116,493	52,793
Accrued expenses	215,757	41,655
Loans from stockholders	243,500	243,500
Short-term debt	3,000,000	-

Total Current Liabilities	3,619,179	343,564

STOCKHOLDERS' EQUITY
Preferred stock, no par value (50,000,000 shares authorized,
none outstanding)	-	-
Common stock, no par (50,000,000 shares authorized,
49,960,000 and 22,705,680 shares in 2012 and 2011
issued and outstanding)	10,824,368	4,116,877
Additional paid-in capital	(113,303)	176,752
Accumulated (deficit)	(3,479,721)	(3,409,843)
Total Stockholders' Equity	7,231,344	883,786

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,850,523	$1,227,350

Australian-Canadian Oil Royalties Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

OIL AND GAS REVENUES	$ 19,781	$ 33,100

COST OF SALES
Production taxes	25	38
Depletion	6,100	11,184
Transportation costs	173	5,028

GROSS PROFIT	13,483	16,850

OPERATING EXPENSES
Personnel costs	16,221	32,051
Professional fees	44,238	9,915
Promotion and advertising	8,921	5,725
Office expenses	4,028	1,287
Depreciation	-	92
Directors' fees and other	-	77
Total Operating Expenses	73,408	49,147

OPERATING LOSS	(59,925)	(32,297)

OTHER INCOME/(EXPENSE)
Interest income	2,889
Interest expense	(9,452)	(1,163)

NET LOSS BEFORE INCOME TAXES	(66,488)	(33,460)

Australian income taxes	3,390	7,511

NET LOSS	$ (69,878)	$ (40,971)

BASIC (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding:	31,790,453	20,062,728

Australian-Canadian Oil Royalties Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$ (69,878)	$ (40,971)
Adjustments to reconcile net (loss) to net cash
provided by operations:
Depreciation, depletion and amortization	6,100	11,276
Value of expenses contributed by officers	-	800
Stock issued for services	-	14,000
Changes in:
Receivables	(1,759)	4,520
Advances from a related party	63,700
Accounts payable and accrued expenses	211,915	16,332

NET CASH PROVIDED BY OPERATING ACTIVITIES	210,078	5,957

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of common stock	1,625,630	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of oil interests	(275,750)	-

NET INCREASE IN CASH	1,559,958	5,957

Cash, Beginning of Period	28,551	2,345

Cash, End of Period	$1,588,509	$ 8,302

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Australian income taxes	$ 3,390	$ 7,511

NON CASH INVESTING AND FINANCING ACTIVITIES
Surat Basin acquisition	$7,791,806	$ -
Notes payable	(3,000,000)	-
Common stock	(4,791,806)	-
	$ -	$ -

Australian-Canadian Oil Royalties Ltd.

SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2: GOING CONCERN CONSIDERATIONS

As of March 31, 2012, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans include attempting to raise funds from the public through a stock offering, and attempting to acquire additional producing interests in exchange for stock. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management will be successful. The Company is effectively debt free and could continue to operate at subsistence levels pending development of funding sources.

NOTE 3: PURCHASE OF OIL PROPERTIES

In the first quarter of 2012, the Company formed a wholly owned subsidiary, Chelsea Oil Australia pty Ltd., for the purpose of completing an acquisition of working interests in the Surat Basin, onshore Australia. The purchase price for the working interest consisted of the following:

Issuance of 21,780,935 common shares at $0.22 per share	$ 4,791,806
Promissory notes to vendors	3,000,000
Stamp duty taxes and other fees	275,750
$ 8,067,556

NOTE 4: COMMON STOCK ISSUED FOR CASH

In January and February 2012, the Company sold 5,473,385 shares of its common stock at $0.35 per share for gross cash proceeds of $1,915,684. $290,054 in professional, advisory and finder’s fees were incurred in relation to the financing.

NOTE 5: SUBSEQUENT EVENT

Transactions have been evaluated from the date of the financial statements through the date the financial statements were available for issuance.

The Company will issue an additional 69,065 common shares and 5,000,000 purchase warrants with a strike price of $0.25 per warrant, as a part of the Surat Basin oil acquisition upon the approval of its shareholders of an increase in authorized shares. The Company plans to provide for an unlimited number of common shares available for issue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as our reports on Form 8-K and any other publicly available information.

General Discussion:

The Company’s strategy is three fold: 1) to seek overriding royalty interests (“Overriding Royalty Interests”) in oil and gas concessions within sedimentary basins in Australia, 2) to explore and develop the oil and gas concessions in Queensland, Australia in which it holds a working interest (“Working Interest”) and 3) to seek other Working Interests in oil and gas concessions within sedimentary basins of Australia to promote oil and gas exploration through seismic programs and drilling operations.

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

On March 1, 2012, the Company closed the acquisition of a 100% working interest in PL 18, PL 40, and a 50% working interest in PL 280, located in the Bowen/Surat Basin in Queensland Australia.  This basin was home to the first oil discovery in Australia, and is currently the focus of significant coal-seam gas exploration and production activity by others.

The assets acquired by ACOR include 5 oilfields: Yellowbank Creek, Thomby Creek, Louise, McWhirter, Narrows and Beardmore.  These fields were developed in the 1970's and 1980's, and have collectively produced approximately 7-10% of the estimated oil originally in place ("OOIP").  The Company believes that up to 50% of the OOIP is potentially recoverable through the application of well-established enhanced recovery techniques including downspacing, horizontal drilling, and reservoir pressure maintenance through waterflooding.

In 2007, the vendors of the Surat assets (the "Vendors") obtained an independent resource report by CDS Data Services Pty Ltd. ("CDS Report") to assess the remaining recoverable oil resources in the 5 fields.  The CDS Report provided a range of 3.8 million barrels of oil equivalent to 6.7 million barrels of remaining recoverable oil resources.  Since 2007, there has been no significant investment in the fields as the Vendors were unsuccessful in securing the necessary capital to develop the remaining oil resources (See "Forward Looking Statement Safe Harbor" above).  Until September 2011, the fields were recently producing 4 barrels of oil per day (bopd) of high quality 51 degree oil, which is sold at a premium of approximately US$8.50 above Brent crude oil price, or a premium of approximately US$23.00 above the current West Texas Intermediate crude oil price.

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

In consideration for Bowen/Surat basin assets, the Company issued 21,780,935 shares of common stock to the vendors, and the Company has agreed to pay the vendors US$3.0 million within 12 months of the closing of the acquisition.  The Vendors have secured a first lien over PL 18, PL 40, and PL 280.  The Company intends to secure a reserve based lending facility to refinance the short-term debt, which does not accrue interest or other charges within 12 months of closing.

In connection with Bowen/Surat acquisition, the Company issued 5,473,385 shares of common stock at a price of $0.35 per share for gross proceeds of $1,915,685. The use of proceeds are for the funding of a workover program of certain wells on PL 40 and PL 280. The program will reactivate two old wells at a cost of A$450,000 and is anticipated to bring total field production to approximately 25 barrels of oil per day.

The principal assets of ACOR are oil and gas properties. On March 31, 2012 the Company reported $9,023,183 in total net property and equipment compared to $944,604 on March 31, 2011 and $961,727 on December 31, 2011. The increase is attributable to the acquisition of the Bowen/Surat basin assets.

Total Current Assets increased from March 31, 2011 from $32,774 to $1,618,665 on March 31, 2012. The Current Assets on December 31, 2011 were $56,948. The increase is attributable to the financing the Company completed on March 1, 2012. The Company's Total Current Assets as of March 31, 2012, was $1,618,665 with Total Current Liabilities of $3,619,179 giving a liquidity ratio of .44 to 1. The Company's Total Current Assets as of March 31, 2011, was $32,774 with Total Current Liabilities of $233,542, giving a liquidity ratio of .14 to 1. The Company's cash position was $1,588,509 on March 31, 2011 compared to $8,302 and $28,551 on December 31, 2011 and March 31, 2011 respectively. The fluctuations in current assets from March 31, 2011 compared to December 31, 2010 and March 31, 2010 is directly related to the amount of cash on hand.

Total Assets on March 31, 2012 were $10,850,523 compared to $1,227,350 on December 31, 2011 and $978,462 on March 31, 2011. The increase in total assets from March 31, 2011 to March 31, 2012 is related to the financing and acquisition of the Bowen/Surat assets.

The Company has a $3.0 million note payable to the vendors of the Bowen/Surat assets. The Company intends to secure a reserve based lending facility to refinance the short-term debt, which does not accrue interest or other charges within 12 months of closing.

Stockholders' Equity increased from $744,920 on March 31, 2011 to $7,231,344 on March 31, 2012. At December 31, 2011 Stockholders’ Equity was $883,786. The increase is attributed to the shares issued to the vendors of the Bowen/Surat assets, and the equity financing completed during the quarter raising $1.915 million.

Management believes that its current cash balance is sufficient to fund immediate administrative needs. However, long-term plans are expected to require significant additional capital and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company.

On March 31, 2012 the Company had 49,960,000 common shares issued and outstanding.

Results of Operations

Oil and gas revenues reported for the three months ended March 31, 2012 was $19,781 compared to $33,100 for the three months ended March 31, 2011. The decrease in revenues are attributed to the lower production volumes from the concessions, as continued flooding in the Cooper/Eromanga basin resulted in many wells being shut-in. The Australian revenues were generated from concessions ATP 267, ATP 299, ATP 560 and PEL 115. The Company holds an overriding royalty interest of 5.75% which includes 1% under ATP 299, 25% of 1% under ATP 560 and 15.15% of 1% under ATP 267. Cost of Sales decreased commensurate with the lower revenues.

Total operating expenses were $73,408 for the three months ended March 31, 2012 compared to $49,147 for the quarter ended March 31, 2011. The increase over the comparative period is attributed to the Professional Fees the company incurred to complete the Bowen/Surat property acquisition. Personnel costs of $16,221 were lower than the quarter ended March 31, 2011 of $32,051 as the Company utilized fewer consultants in the current period. The remaining Operating Expense items were consistent with the comparative quarter ended March 31, 2011.

The Company's operating loss was $59,925 for the quarter ended March 31, 2012 compared to an operating loss of $32,297 for the same period in 2011. The increased loss is attributable to the higher operating expenses and lower revenues in the current period.

The Company had interest income of $2,889 for the quarter ended March 31, 2012. The Company incurred interest expense of $9,452 during the quarter ended March 31, 2012 compared to $1,163 for the quarter ended March 31, 2011. All of the interest expense paid during the quarter ended March 31, 2012 was paid to officers or stockholders on their loans to the Company as was the interest paid during the quarter ended March 31, 2011.

The net loss for the three months ended March 31, 2012 was $69,878 compared to a net loss of $40,971 for the quarter ended March 31, 2011. The increase in net loss is attributable to higher operating expenses and lower revenues in the current period.

Plan of Operation and Funding

The Company has applied for additional oil and gas concessions in Australia pursuant to a bid process being conducted by the state and federal governments. If successful, the Company anticipates being formally awarded the concessions by the end of 2012.

The Company is finalizing the renewal of ATP 582, which is anticipated to be completed in May 2012.

The Company will be undertaking a workover program on its Bowen/Surat assets during the second quarter of 2012. The program is anticipated to cost A$450,000, and if successful is anticipated to provide for production of approximately 25 barrels of oil per day. In the current oil price environment, this would generate approximately A$50,000 in net cashflow to the Company per month.

The Company will fund its on-going operations through the production from the Bowen/Surat assets, and through additional equity financings.

Material Commitments

The Company as of March 31, 2012 does not have any material work or exploration commitments on its oil and gas interests in Australia as the Company has been successful in entering into farm-out arrangements to transfer those exploration costs to others in lieu of cash, carried working interest and/or an override.

Purchase of Significant Equipment

The Company will be incurring A$450,000 in expenses during the second quarter for the workovers on its Bowen/Surat basin assets. These expenses will include oil and gas production equipment and service rig charges required for the workovers.

Related Party Transactions

During the first quarter of 2012, the Company paid $7,833 for personnel costs and other expenses to related parties, primarily Secretarial Services, Inc. and Tensleep Oil & Production, Inc. In addition, the Company reimbursed Australian Grazing & Pastoral Co., Pty. Ltd. for professional fees. Robert Kamon, a former secretary and director of the Company, controls Secretarial Services, Inc., Tensleep Oil & Production, Inc. and Australian Grazing & Pastoral Co., Pty. Ltd.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for approval.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 --	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 --	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 --	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 --	Unregistered sale of the Company’s common stock to accredited investors, incorporated by reference to ACOR’s Current Report on Form 8K filed January 26, 2012.

Exhibit 99.2 --	Asset Acquisitions, Finalize sale of unregistered securities, departure of directors and appointment of certain officers, incorporated by reference to ACOR’s Current Report on Form 8K filed on March 6, 2012.

Exhibit 101 --	The following materials from Australian-Canadian Oil Royalties Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheet for the year ended December 31, 2011 and the three months ended March 31, 2012, (ii) Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Australian-Canadian Oil Royalties Ltd.

Date: May 21, 2012	/s/ MAHNAZ NOURMAND
By: Mahnaz Nourmand, Principal Financial Officer